Form 10-Q
period 1996-03-31
ML PRINCIPAL PROTECTION PLUS LP
filed 1996-05-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-22448

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                          (Exact Name of Registrant as
                           specified in its charter)

            Delaware                                     13-3750642
- ------------------------------------       -------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                   c/o Merrill Lynch Investment Partners Inc.
                 (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
             -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-4161
        --------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----


                        This document contains 15 pages.
      There are no exhibits and no exhibit index filed with this document.

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                   March 31,   December 31,
                                                     1996          1995
                                                  -----------  ------------
ASSETS
- ------
Cash                                              $   225,075   $    19,332
Accrued interest receivable (Note 2)                  737,187        17,852
U.S. Government securities                         76,265,652    74,280,477
Equity in commodity futures trading
 accounts:
    Cash and option premiums                        5,234,957     1,586,839
    Net unrealized gain on open contracts           1,382,110     2,073,538
                                                  -----------   -----------
                TOTAL                             $83,844,981   $77,978,038
                                                  ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
    Settlement payment due to broker               $      -     $ 1,496,925
    Redemptions payable                               657,345       539,877
    Organization and offering costs
     payable (Note 1)                                 128,406       148,331
    Brokerage commissions payable (Note 2)            387,184       356,607

    Profit shares payable                              86,625        78,840
    Administrative expense payable                     10,464             -
                                                  -----------   -----------

            Total liabilities                       1,270,024     2,620,580
                                                  -----------   -----------

Minority interest                                     567,851       510,914
                                                  -----------   -----------

PARTNERS' CAPITAL:
    General Partner (18,724.64 and
     16,603.42 Units)                               1,963,395     1,766,403
    Limited Partners (774,741.42 and
     697,715.56 Units)                             80,043,711    73,080,141
                                                  -----------   -----------

            Total partners' capital                82,007,106    74,846,544
                                                  -----------   -----------

                TOTAL                             $83,844,981   $77,978,038
                                                  ===========   ===========

NET ASSET VALUE PER UNIT (Note 5)

See notes to consolidated financial statements.

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                        (a Delaware limited partnership)
                         ------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                              For the three  For the three
                                              Months ended    Months ended
                                                March 31,       March 31,
                                                  1996            1995
                                              -------------  -------------
REVENUES:
    Trading profit (loss):
        Realized                                $  608,812      $1,648,075
        Change in unrealized                      (691,428)        993,486
                                                ----------      ----------

            Total trading results                  (82,616)      2,641,561
                                                ----------      ----------

    Interest income (Note 2)                     1,127,746         612,173
                                                ----------      ----------

            Total revenues                       1,045,130       3,253,734
                                                ----------      ----------

EXPENSES:
    Profit shares                                   86,625         330,265
    Brokerage commissions (Note 2)               1,152,232         578,550
    Administrative expense                          31,142               -
                                                ----------      ----------

            Total expenses                       1,269,999         908,815
                                                ----------      ----------

INCOME (LOSS) BEFORE MINORITY INTEREST            (224,869)      2,344,919
                                                ----------      ----------

Minority interest in (loss) income                   5,064         (19,566)
                                                ----------      ----------

NET INCOME                                      $ (219,805)     $2,325,353
                                                ==========      ==========

NET (LOSS) INCOME PER UNIT
    Weighted average number of Units
        outstanding (Note 6)                       807,370         384,162
                                                   =======         =======

    Weighted average net (loss)
           income per Unit                           $(.27)          $6.05
                                                     =====           =====

See notes to consolidated financial statements.

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            ------------------------------------------------------

                                                Limited       General
                                    Units       Partners      Partner       Total
                                 -----------  ------------  -----------  ------------
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                 317,562   $31,017,854   $1,074,985   $32,092,839

Subscriptions                        67,660     6,595,900      170,100     6,766,000

Net income                                -     2,231,547       93,806     2,325,353

Redemptions                          (3,583)     (373,994)           -      (373,994)
                                 ----------   -----------   ----------   -----------
PARTNERS' CAPITAL,
  MARCH 31, 1995                    381,639   $39,471,307   $1,338,891   $40,810,198
                                 ==========   ===========   ==========   ===========

PARTNERS' CAPITAL,
  DECEMBER 31, 1995              714,318.98   $73,080,141   $1,766,403   $74,846,544

Subscriptions                    102,000.00     9,987,878      212,122    10,200,000

Distributions                             -      (371,034)     (10,206)     (381,240)

Net (loss)                                -      (214,881)      (4,924)     (219,805)

Redemptions                      (22,852.92)   (2,438,393)           -    (2,438,393)
                                 ----------   -----------   ----------   -----------

PARTNERS' CAPITAL,
  MARCH 31, 1996                 793,466.06   $80,043,711   $1,963,395   $82,007,106
                                 ==========   ===========   ==========   ===========

See notes to consolidated financial statements.

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                        (a Delaware Limited Partnership)
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

               For the three months ended March 31, 1996 and 1995
               --------------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   ML Principal Protection Plus L.P. (the "Partnership" or the "Fund") was organized as an open-ended fund under the Delaware Revised Uniform Limited Partnership Act on January 3, 1994 and commenced trading activities on October 12, 1994. The Partnership engages both in speculative trading of futures, options and forward contracts on a wide range of commodities through ML Principal Protection Plus Trading L.P. (the "Trading Partnership"), of which the Partnership is the sole limited partner - and in investing in U.S.
   Government Securities, as defined.   Merrill Lynch Investment Partners Inc.
   (formerly, ML Futures Investment Partners Inc.) (the "General Partner" or "MLIP"), a wholly-owned subsidiary of Merrill Lynch Group, Inc. ("Merrill Lynch"), which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc., is the general partner of both the Partnership and the Trading Partnership, and Merrill Lynch Futures Inc. ("MLF"), also a Merrill Lynch affiliate, is its commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM"), another affiliate of Merrill Lynch, provides cash management services to the Partnership, and substantially all of the Partnership's assets are held in accounts maintained at Merrill Lynch, Pierce, Fenner & Smith Incorporated, a Merrill Lynch affiliate. The General Partner has agreed to maintain a general partner's interest of at least 1% of the total equity interest in each of the Partnership and the Trading Partnership. The General Partner and the Limited Partners share in the profits and losses of the Partnership, and the General Partner and the Partnership share in the profits and losses of the Trading Partnership, in proportion to the respective interests in the Partnership and the Trading Partnership owned by each.

   The financial information included herein has been prepared by management without audit by independent certified public accountants who do not express an opinion thereon. The statement of financial condition as of December 31, 1995 has been derived from but does not include all the disclosures contained in the audited financial statements for the year ended December 31, 1995.
   The information furnished includes all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. The results of operations as presented, however, should not be considered indicative of the results to be expected for the entire year.

   The consolidated financial statements include the accounts of the Trading Partnership in which the Partnership is the sole limited partner. All related transactions and intercompany balances between the Partnership and the Trading Partnership are eliminated in consolidation.

   The ownership by the General Partner in the Trading Partnership represents a minority interest when the financial results of the Trading Partnership are consolidated into those of the Partnership. The General Partner's share of the Trading Partnership's profits and losses is deducted from the Consolidated Statements of Income, and the General Partner's interest in the Trading Partnership reduces partners' capital on the Consolidated Statements of Financial Condition and the Consolidated Statements of Changes in Partners' Capital.

   The Partnership issues units of limited partnership interest ("Units") as of the beginning of each calendar quarter. Each series has its own Net Asset Value per Unit. Different series may allocate different percentages of their total capital to trading, but all series trade under the direction of the same combination of advisors (the "Trading Advisors" or the "Advisors"), chosen from time to time by MLIP to manage the Trading Partnership's trading.

   MLIP selects the Advisors to manage the Partnership's assets, and allocates and reallocates the Partnership's trading assets among existing, replacement and additional Advisors.

   MLIP also determines what percentage of the Partnership's total capital to allocate to trading from time to time, attempting to balance the desirability of reducing the opportunity costs of the Partnership's "principal protection" structure by allocating 100% (or more) of the Partnership's assets to trading against the necessity of preventing Merrill Lynch & Co., Inc. from ever being required to make any payments to the Partnership under the Merrill Lynch & Co., Inc. guarantee (see Note 7).

   Estimates
   ---------

   The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Revenue Recognition
   -------------------

   Commodity futures, options and forward contract transactions are recorded on the trade date and open contracts are reflected in the consolidated financial statements at their fair value on the last business day of the reporting period. The difference between the original contract amount and fair value is reflected in income as an unrealized gain or loss. Fair value is based on quoted market prices. All commodity futures, options and forward contracts are reflected at fair value in the consolidated financial statements.

   U.S. Government Securities
   --------------------------

   The Partnership invests a portion of its assets in obligations of the U.S. Treasury and other U.S. Government agencies. These investments are carried at fair value.

   Organization and Initial Offering Costs, Operating Expenses and Selling
   -----------------------------------------------------------------------
   Commissions
   -----------

   The General Partner advanced all organization and initial offering costs relating to the Partnership and the Trading Partnership. The Partnership is reimbursing the General Partner for such costs in 36 equal monthly installments. For financial reporting purposes, the Partnership deducted the organization and initial offering reimbursement costs of $239,100 from partners capital at inception. For all other purposes (including determining the Net Asset Values of the Units), the Partnership deducts organization and initial offering cost reimbursements only as actually paid.

   The General Partner pays for all routine operating costs (including legal, accounting, printing and similar administrative expenses) of the Partnership and the Trading Partnership, including the cost of the ongoing offering of the Units.

   No selling commissions were or are paid by Limited Partners.

   Income Taxes
   ------------

   No provision for income taxes has been made in the accompanying consolidated financial statements as each partner is individually responsible for reporting income or loss based on such partner's respective share of the Partnership's consolidated income and expenses as reported for income tax purposes.

   Redemptions
   -----------

   A limited partner may require the Partnership to redeem some or all of such partner's Units at their Net Asset Value as of the close of business on the last business day of any calendar month upon ten calendar days' notice. Units redeemed on or prior to the end of the twelfth full month after purchase are assessed an early redemption charge of 3% of their Net Asset Value as of the date of redemption.

   Dissolution of the Partnership
   ------------------------------

   The Partnership will terminate on December 31, 2024 or at an earlier date if certain conditions occur, as well as under certain other circumstances as set forth in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

   A portion of the Partnership's assets are held by MLF as margin deposits in respect of the Partnership's futures trading. As a means of approximating the interest rate which would be earned by the Partnership were 100% of its Net Assets on deposit with MLF been invested in 91-day Treasury bills, MLF pays the Partnership interest on its account equity on deposit with MLF at a rate of 0.5 of 1% per annum below the prevailing 91-day U.S. Treasury bill rates. In the case of its trading in certain foreign futures contracts, the Partnership deposits margin in foreign currency denominated instruments or cash and earns interest generally at the prevailing short-term government interest rate in the country in question less 0.5 of 1% per annum. Any additional benefit derived from possession of the Partnership's assets accrues to MLF and its affiliates.

   The Partnership pays brokerage commissions to MLF, at a flat monthly rate equal to 0.7917 of 1% (a 9.5% annual rate) of the Partnership's month-end assets allocated to trading. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .7708% (a 9.25% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Assets committed to trading are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the quarters ended March 31, 1996 and 1995 was approximately $109 and $53, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

   MLF pays MLAM annual management fees of 0.20 of 1% on the first $25 million of Partnership capital managed by MLAM, 0.15 of 1% on the next $25 million of capital, 0.125 of 1% on the next $50 million, and 0.10 of 1% on capital in excess of $100 million. Such fees are paid quarterly in arrears and are calculated on the basis of the average daily assets managed by MLAM.

   MLF pays the Trading Advisors annual Consulting Fees, generally ranging from 1% to 4% of the Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued in respect of such assets.

   The Partnership trades forward contracts through a Foreign Exchange Desk (the "F/X Desk") established by MLIP that contacts at least two counterparties along with Merrill Lynch International Bank ("MLIB") for all of the Partnership's currency transactions. All counterparties other than MLIB are unaffiliated with any Merrill Lynch entity. The F/X Desk charges a service fee (at current exchange rates) equal to approximately $5.00 to $12.50 on each purchase or sale of a futures-contract equivalent face amount of a
   foreign currency.   No service fee is charged on trades awarded to MLIB (on
   which MLIB receives a "bid-ask" spread). MLIB is awarded trades only if its price (without the service fee) is equal to or better than the best price (including the service fee) offered by any of the other counterparties contacted.

   The F/X Desk trades using credit lines provided by a Merrill Lynch entity. The Partnership is not required to margin or otherwise guarantee its F/X Desk trading.

   Certain of the Partnership's currency trades are executed in the form of "Exchange of futures for physical" ("EFP") transactions involving MLIB and MLF. In these transactions, a spot or forward (collectively referred to as "cash") currency position is acquired and exchanged for an equivalent futures position on the Chicago Mercantile Exchange's International Monetary Market. In its EFP trading, the Partnership acquires cash currency positions through the F/X Desk in the same manner and on the same terms as in the case of the Partnership's other F/X Desk trading. When the Partnership exchanges these positions for futures, there is a "differential" between the prices of these two positions. This "differential" reflects, in part, the different settlement dates of the cash and the futures contracts as well as prevailing interest rates, but also includes a pricing spread in favor of MLIB or another Merrill Lynch entity.

   The Partnership's F/X Desk service fee and EFP differential costs have to date totaled no more than 0.25 of 1% of the Partnership's average month-end Net Assets on an annual basis.

3. ANNUAL DISTRIBUTIONS

   The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit. The Partnership may also pay discretionary distributions of up to 50% of any Distributable New Appreciation, as defined. The first such distribution was made, with respect to the Series A Units, as of October 1, 1995, the first Issuance Anniversary, as defined, of such series. At such time, Series A Unitholders received a fixed-rate distribution equal to $3.50 per Series A Unit and a discretionary distribution equal to $2.50 per Series A Unit (for a total distribution of $6.00 per Series A Unit). The first such distribution with respect to Series B Units was paid on January 1, 1996, the first Series B Issuance Anniversary, and also consisted of an annual fixed-rate distribution equal to $3.50 per Series B Unit as well as a discretionary distribution equal to $2.50 per Series B Unit (for a total distribution equal to $6.00 per Series B Unit).

4. AGREEMENTS

   The Partnership and the Trading Advisors have each entered into Advisory Agreements. These Advisory Agreements generally terminate one year after they are entered into, subject to certain renewal rights exercisable by the Partnership. The Trading Advisors determine the commodity futures and forward contract trades to be made on behalf of their respective Partnership accounts, subject to certain trading policies and to certain rights reserved for the General Partner.

   Profit Shares, generally ranging from 15% to 25% of any New Trading Profit, as defined, recognized by each Advisor (individually, irrespective of the overall performance of the Partnership) as of the end of each calendar quarter are paid to the appropriate Trading Advisors. Such payments are also made in respect of Units redeemed as of each of the interim months during a quarter to the extent of the applicable percentage of any New Trading Profit attributable to such Units.

5. NET ASSET VALUE PER UNIT

   For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducts the organization and initial offering cost reimbursements only as actually paid. At March 31, 1996 and December 31, 1995, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                                  Net Asset Value                               Net Asset Value per Unit
                          ------------------------------          ----------------------------------------------------

                          All Other            Financial          Number of            All Other             Financial
                          Purposes             Reporting            Units              Purposes              Reporting
                          ---------            ---------          ---------            ---------             ---------
                                                                March 31, 1996
                         ---------------------------------------------------------------------------------------------
Series A Units           $27,616,249          $27,574,075         258,855.00             $106.69               $106.52

Series B Units             6,138,681            6,129,105          58,974.00             $104.09               $103.93

Series C Units             6,675,409            6,665,652          64,750.00             $103.10               $102.94

Series D Units            20,397,451           20,367,991         199,940.00             $102.02               $101.87

Series E Units            11,170,519           11,154,344         109,088.06             $102.40               $102.25

Series F Units            10,130,561           10,115,939         101,859.00             $ 99.46               $ 99.31
                         -----------          -----------        -----------

Total                    $82,128,870          $82,007,106        $793,466.06
                         ===========          ===========        ===========
                                                                 December 31,
                                                                    1995
                         ---------------------------------------------------------------------------------------------
Series A Units           $29,380,564          $29,321,472         274,693.00             $106.96               $106.74

Series B Units             7,011,988            6,999,016          63,540.00             $110.36               $110.15

Series C Units             6,800,466            6,788,236         65,800 .00             $103.35               $103.16

Series D Units            20,522,519           20,485,530         200,540.00             $102.34               $102.15

Series E Units            11,272,696           11,252,290         109,745.98             $102.72               $102.53
                         -----------          -----------        -----------

Total                    $74,988,233          $74,846,544        $714,318.98
                         ===========          ===========        ===========

6. WEIGHTED AVERAGE NUMBER OF UNITS

   The weighted average number of Units outstanding was computed for purposes of disclosing consolidated net income per weighted average Unit. The weighted average number of Units for a period equals the number of Units outstanding at the end of such period, adjusted proportionately for Units redeemed or issued based on how long such Units were outstanding during such period.

7. MERRILL LYNCH & CO., INC. GUARANTEE

   Merrill Lynch & Co., Inc. has guaranteed to the Partnership that it will have sufficient net assets, as of the Principal Assurance Date, as defined, for each series of Units, that the Net Asset Value per Unit of such series as of such Principal Assurance Date will equal, after adjustment for all liabilities to third parties, not less than $100.

8. FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership trades futures, options and forward contracts on interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the quarter ended March 31, 1996 was as follows:

                       March 31, 1996
                       --------------

   Interest rate         $(346,304)
   Stock indices            42,027
   Commodities            (395,969)
   Currencies              472,959
   Energy                  631,983
   Metals                 (487,312)
                         ---------

                         $ (82,616)
                         =========

   Market Risk
   -----------

   Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's unrealized gain or loss on such derivative instruments as reflected in the Consolidated Statements of Financial Condition as of the end of the period. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Trading Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

   The General Partner has procedures in place intended to control market risk, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets allocated to trading with respect to each Series of Units, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner will not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

   Fair Value
   ----------

   The derivative instruments traded by the Trading Partnership are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in trading revenues in the Consolidated Statements of Income. The contract/notional values of the Trading Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                                           1996                                   1995
                       ---------------------------------------  ----------------------------------------
                          Commitment to       Commitment to       Commitment to        Commitment to
                       Purchase (Futures,     Sell (Futures,    Purchase (Futures,     Sell (Futures,
                      Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                      -------------------  -------------------  -------------------  -------------------
   Interest rate           $ 40,375,739        $194,735,198        $230,060,441         $ 37,950,386
   Stock indices             13,219,555           1,441,297           8,866,682              152,858
   Commodities               16,256,040           6,577,067          17,582,456            3,850,643
   Currencies                43,348,152          74,391,613          34,118,884           71,457,359
   Energy                     9,297,671                   -           9,047,015            3,440,800
   Metals                    17,786,310           9,948,983           7,796,167           11,765,623
                           ------------        ------------        ------------         ------------

                           $140,283,467        $287,094,158        $307,471,645         $128,617,669
                           ============        ============        ============         ============

  Substantially all of the Trading Partnership's open derivative instruments outstanding as of March 31, 1996 expire within one year.

  The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of March 31, 1996 and December 31, 1995 was as follows:

                                           1996                                   1995
                       ---------------------------------------  ----------------------------------------
                          Commitment to       Commitment to       Commitment to        Commitment to
                       Purchase (Futures,     Sell (Futures,    Purchase (Futures,     Sell (Futures,
                      Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                      -------------------  -------------------  -------------------  -------------------

   Exchange
     traded                $102,254,430        $235,668,817        $238,654,840         $ 76,980,099
   Non-Exchanged
     traded                  38,029,037          51,425,341          68,816,805           51,637,570
                           ------------        ------------        ------------         ------------

                           $140,283,467        $287,094,158        $307,471,645         $128,617,669
                           ============        ============        ============         ============

  The average fair value of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the quarter ended March 31, 1996 and the year ended December 31, 1995 was as follows:

                                           1996                                   1995
                       ---------------------------------------  ----------------------------------------
                          Commitment to       Commitment to       Commitment to        Commitment to
                       Purchase (Futures,     Sell (Futures,    Purchase (Futures,     Sell (Futures,
                      Options & Forwards)  Options & Forwards)  Options & Forwards)  Options & Forwards)
                      -------------------  -------------------  -------------------  -------------------
   Interest rate           $110,538,920        $192,701,311        $170,252,009          $14,100,439
   Stock indices             13,038,670             857,688           5,390,839            1,288,747
   Commodities               14,030,072           6,724,687           9,360,681            2,915,357
   Currencies                58,490,850          89,807,224          36,054,488           38,557,545
   Energy                     6,324,124           1,293,528           2,823,925            2,417,008
   Metals                    21,086,421           9,279,540           6,113,263           10,207,341
                           ------------        ------------        ------------         ------------

                           $223,509,057        $300,663,978        $229,995,205          $69,486,437
                           ============        ============        ============         ============

  A portion of the amounts indicated as off-balance sheet risk reflects offsetting commitments to purchase and to sell the same derivative instrument on the same date in the future. These commitments are economically offsetting but are not, as a technical matter, offset in the forward markets until the settlement date.

  Credit Risk
  -----------

  The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may require margin in the over-the-counter markets.

  The fair value amounts in the above tables represent the extent of the Trading Partnership's market exposure in the particular class of derivative instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments, from counterparty nonperformance, is the net unrealized gain, if any, included on the Consolidated Statements of Financial Condition. The Trading Partnership also has credit risk because the sole counterparty or broker with respect to most of the Trading Partnership's assets is MLF.

  As of March 31, 1996 and December 31, 1995, $5,347,877 and $10,444,577 of the
  Trading Partnership's assets, respectively, were held in segregated accounts in accordance with U.S. Commodity Futures Trading Commission regulations. Substantially all of the Partnership's assets were held in unregulated accounts maintained at MLF, Merrill Lynch Pierce, Fenner & Smith Incorporated or certain of their affiliates.

  The gross unrealized gain and the net unrealized gain on the Trading Partnership's open derivative instrument positions as of March 31, 1996 and December 31, 1995 were as follows:

                             1996                     1995
                    -----------------------  -----------------------
                      Gross         Net        Gross         Net
                    Unrealized  Unrealized   Unrealized  Unrealized
                       Gain     Gain (Loss)     Gain     Gain (Loss)
                    ----------  -----------  ----------  -----------
   Exchange
     traded         $2,473,580  $1,912,913   $2,942,622  $2,223,484
   Non-Exchanged
     traded            402,207    (530,803)     352,246    (149,946)
                    ----------  ----------   ----------  ----------

                    $2,875,787  $1,382,110   $3,294,868  $2,073,538
                    ==========  ==========   ==========  ==========

The partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview: Advisor Selections
- ----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1996, the trading assets attributable to each series of Units were allocated approximately as follows (approximately 60% of each series' total capital being allocated to trading):

         Chesapeake Capital Corporation                     25%
         John W. Henry & Co., Inc.                          25%
         Non-"Core" Advisors                                50%
                                                           ---
         Total                                             100%

         MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
- -------------------------------

         MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

         Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches). The market risk to the Fund is, in any event, limited by the deleveraged character of its trading (initially, only 60% of each series' assets, and in certain cases possibly less, is allocated to trading) and the related "principal protection" feature of the Fund.

Performance Summary
- -------------------

         During the first quarter of 1995, the Fund's average month-end Net Assets equalled $38,464,337, and the Fund recognized gross trading gains of $2,641,561 or 6.87% of such average month-end Net Assets. Brokerage commissions of $578,550 or 1.50% and Profit Shares of $330,265 or 0.86% of average month-end Net Assets were paid. Interest income of $612,173 or 1.60% of average month-end Net Assets resulted in net income of $2,325,353 (before organizational and initial offering cost reimbursement payments of $19,926, and after deduction of MLIP's "minority interest" in the Trading Partnership) or 6.05% of average month-end Net Assets, which resulted in a 6.07% increase in the Net Asset Value per Series A Units since December 31, 1994 and a 5.24% increase in the Net Asset Value per Series B Units since January 1995. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading

         During the first quarter of 1996, the Fund's average month-end Net Assets equalled $82,082,037, and the Fund recognized trading losses of $82,616 or .1% of such average month-end Net Assets. Brokerage commissions of $1,152,232 or 1.40%, Administrative expenses of $31,142 or 0.04% and Profit Shares of $86,625 or 0.11% of average month-end Net Assets were paid. Interest income of $1,127,746 or 1.37% of average month-end Net Assets resulted in net loss of $219,805 (before organizational and initial offering cost reimbursement payments of $19,926, and after deduction of MLIP's "minority interest" in the Trading Partnership), or 0.27% of average month-end Net Assets which resulted in a 0.25% decrease in the Net Asset Value per Series A Units, 5.68% decrease in the Net Asset Value per Series B Units, 0.25% decrease in the Net Asset Value per Series C Units, 0.31% decrease in the Net Asset Value per Series D Units, 0.31% decrease in the Net Asset Value per Series E Units since December 31, 1995 and a 0.54% decrease in the Net Asset Value per Series F Units since January 1996. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading.

         During the first quarter of 1996 and 1995, the Fund experienced 4 profitable months and 2 unprofitable months.


         MONTH-END NET ASSET VALUE PER SERIES A UNIT
        ---------------------------------------------
                        Jan.        Feb.        Mar.
        ---------------------------------------------
        1995          $101.36     $103.63     $107.94
        1996          $109.65     $105.56     $106.69


         MONTH-END NET ASSET VALUE PER SERIES B UNIT
        ---------------------------------------------
                        Jan.        Feb.        Mar.
        ---------------------------------------------
        1995          $ 98.82     $101.05     $105.24
        1996          $106.98     $102.99     $104.09


         MONTH-END NET ASSET VALUE PER SERIES C UNIT
        ---------------------------------------------
                        Jan.        Feb.        Mar.
        ---------------------------------------------
        1995            N/A         N/A         N/A
        1996           105.97      102.00      103.10


         MONTH-END NET ASSET VALUE PER SERIES D UNIT
        ---------------------------------------------
                        Jan.        Feb.        Mar.
        ---------------------------------------------
        1995            N/A         N/A         N/A
        1996           104.83      100.94      102.02


         MONTH-END NET ASSET VALUE PER SERIES E UNIT
        ---------------------------------------------
                        Jan.        Feb.        Mar.
        ---------------------------------------------
        1995            N/A         N/A         N/A
        1996           105.17      101.32      102.40


         MONTH-END NET ASSET VALUE PER SERIES F UNIT
        ---------------------------------------------
                        Jan.        Feb.        Mar.
        ---------------------------------------------
        1995            N/A         N/A         N/A
        1996           102.16       98.45       99.46


Importance of Market Factors
- ----------------------------

         Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless,

"choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

         Because managed futures advisors' strategies are proprietary and confidential and market movements unpredictable, selecting advisors to implement speculative trading strategies involves considerable uncertainty. Furthermore, the concentration of the Fund's current Advisor portfolio, both in terms of the number of managers retained and the common emphasis of their strategies on technical and trend-following methods, increases the risk that unexpectedly bad performance, turbulent market conditions or a combination of the two will result in significant losses.

MLIP's Advisor Selections
- -------------------------

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Interest Income
- ---------------

         The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by MLAM rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on the approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 1.02% (annualized) over the prevailing 91-day Treasury bill rate.

Liquidity
- ---------

         The Fund's assets, including the assets managed by MLAM, are available to margin the Fund's futures positions and earn interest income and to be withdrawn, as necessary, to pay redemptions and expenses. Other than potential limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Fund's futures and forward trading, the Fund's assets are highly liquid and are expected to remain so. To date, the Fund has experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Advisors.

         Although Units may be redeemed at any month-end, no one who cannot afford to commit funds to a comparatively illiquid investment should subscribe to the Fund (redemption penalties apply through the end of the first twelve months after the beginning of the calendar quarter as of which a Unit is issued). MLIP believes that investors who are not prepared to regard the Fund essentially as a medium- to long-term investment should not purchase Units.

         MLIP makes annual fixed-rate and, possibly, additional discretionary distributions to investors from the assets attributable to their respective series of Units. Such distributions are made as of each Issuance Anniversary for the various series. The Series A Units and Series B Units each received both fixed-rate and discretionary distributions of $3.50 and $2.50 (a total distribution of $6.00) as of their respective first Issuance Anniversaries.

         In making discretionary distributions from the Fund, even though such distributions are made only from cumulative profits, if any (as opposed to fixed-rate annual distributions, which are made irrespective of profitability), MLIP considers the importance of not depleting the assets of any particular series to the point that subsequent losses could result in MLIP further deleveraging the trading of such series.

Capital Resources
- -----------------
         Units are offered for sale as of the beginning of each calendar quarter, and may be redeemed as of the end of each month.

         The amount of capital raised for the Fund does not have a significant impact on its operations, as, other than a de minimis organizational and initial offering cost reimbursement obligation, the Fund has no capital expenditure or working capital requirements other than for moneys to pay trading losses, brokerage commissions, Administrative Fees and Profit Shares (all of which should be generally proportional to the capital available to a particular series of Units). Within broad ranges of capitalization, the Advisors' trading positions should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively.

         The Fund raises additional capital only through the sale of Units. The Fund is prohibited from borrowing under the terms of the Limited Partnership Agreement.

         Due to the nature of the Fund's business, substantially all of its assets are and will be represented by cash, Government Securities and short-term foreign sovereign debt obligations, while it maintains its primary market exposure through futures and forward contract positions.

         Inflation is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements which can have a materially favorable or adverse impact on the Fund's performance.

         Changes in the level of prevailing interest rates (a factor generally associated with inflation) could have a material effect on the percentage of the total capital attributable to various series of Units which is committed to trading, as interest rates affect the calculation of the discounted minimum Net Asset Value per Unit which ML&Co. has guaranteed to investors.

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

         There are no exhibits required to be filed with this document.

          (b)  Reports on Form 8-K
               -------------------

         There were no reports on Form 8-K filed during the first quarter of fiscal 1996.

                                 SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            ML PRINCIPAL PROTECTION PLUS L.P.
                            ---------------------------------



                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1996         By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                               John R. Frawley, Jr.
                               President, Chief Executive Officer
                               and Director



Date:  May 13, 1996         By /s/JAMES M. BERNARD
                               -------------------
                               James M. Bernard
                               Chief Financial Officer
                               Treasurer and Senior Vice President