Form 10-Q
period 1996-06-30
ML PRINCIPAL PROTECTION LP
filed 1996-08-14
CIK 917259

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number 0-22448

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                     ML PRINCIPAL PROTECTION TRADING L.P.
                     ------------------------------------
             (formerly ML Principal Protection Plus Trading L.P.)
                           (Rule 140 Co-Registrant)
                         (Exact Name of Registrant as
                           specified in its charter)

           Delaware                           13-3750642 (Registrant)
- ---------------------------------
(State or other jurisdiction of              13-3775509 (Co-Registrant)
                                             ---------------------------------
incorporation or organization)               (IRS Employer Identification No.)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York  10080-6106
            -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
              --------------------------------------------------
              (Registrant's telephone number,including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                     Yes  X    No___
                                                                  ---

                       This document contains 13 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                          June 30,     December 31,
                                                            1996           1995
                                                            ----           ----
ASSETS
- ------
Cash                                                     $   150,524   $    19,332
Accrued interest receivable                                  774,459        17,852
U.S. Government securities                                78,437,029    74,280,477
Equity in commodity futures trading accounts:
  Cash and option premiums                                 7,312,678     1,586,839
  Net unrealized gain on open contracts                      319,429     2,073,538
                                                        ------------  ------------
          TOTAL                                          $86,994,119   $77,978,038
                                                        ============  ============

LIABILITIES AND PARTNERS' CAPITAL
- ---------------------------------

LIABILITIES:
  Settlement payment due to broker                       $   -         $ 1,496,925
  Redemptions payable                                      2,054,800       539,877
  Organization and offering costs payable                    108,481       148,331
  Brokerage commissions payable (Note 2)                     407,312       356,607
  Profit shares payable                                      156,977        78,840
  Administrative expense payable (Note 2)                     11,008       -
                                                        ------------  ------------

          Total liabilities                                2,738,578     2,620,580
                                                        ------------  ------------

Minority interest                                            648,720       510,914
                                                        ------------  ------------

PARTNERS' CAPITAL:
  General Partner (19,785.98 and 16,603.42 Units)          2,115,818     1,766,403
    Limited Partners (775,688.68 and 697,715.56 Units)    81,491,003    73,080,141
                                                        ------------  ------------

       Total partners' capital                            83,606,821    74,846,544
                                                        ------------  ------------

          TOTAL                                          $86,994,119   $77,978,038
                                                        ============  ============

NET ASSET VALUE PER UNIT (Note 3)

See notes to consolidated financial statements.

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                    For the three   For the three  For the six     For the six
                                    months ended    months ended   months ended    months ended
                                    June 30, 1996   June 30, 1995  June 30, 1996   June 30, 1995
                                    -------------   -------------  -------------   -------------
REVENUES:
  Trading profits (loss):
    Realized                         $ 3,347,221     $ 2,581,622    $ 3,956,033     $ 4,229,697
    Change in unrealized              (1,062,681)     (1,555,331)    (1,754,109)       (561,845)
                                    -------------   -------------  -------------   -------------

      Total trading results            2,284,540       1,026,291      2,201,924       3,667,852
                                    -------------   -------------  -------------   -------------

  Interest income                      1,161,849         739,550      2,289,595       1,351,723
                                    -------------   -------------  -------------   -------------

      Total revenues                   3,446,389       1,765,841      4,491,519       5,019,575
                                    -------------   -------------  -------------   -------------

EXPENSES:
  Profit shares                          156,978         143,940        243,603         474,205
  Brokerage commissions (Note 2)       1,238,890         702,828      2,391,122       1,281,378
  Administrative expense (Note 2)         33,483          -              64,625          -
                                    -------------   -------------  -------------   -------------

      Total expenses                   1,429,351         846,768      2,699,350       1,755,583
                                    -------------   -------------  -------------   -------------

INCOME BEFORE MINORITY INTEREST        2,017,038         919,073      1,792,169       3,263,992

  Minority interest on income            (18,870)         (5,756)       (13,806)        (25,323)
                                    -------------   -------------  -------------   -------------

NET INCOME                           $ 1,998,168     $   913,317    $ 1,778,363     $ 3,238,669
                                    =============   =============  =============   =============

NET INCOME PER UNIT:
  Weighted average number of units
    outstanding                          840,119         446,167        823,744         415,968
                                         =======         =======        =======         =======
  Weighted average net income
    per unit                               $2.38           $2.05          $2.16           $7.79
                                           =====           =====          =====           =====

See notes to consolidated financial statements.

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                       (a Delaware limited partnership)
                        ------------------------------

             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS'CAPITAL
             -----------------------------------------------------
                For the six months ended June 30, 1996 and 1995
                -----------------------------------------------

                                                  Limited             General
                                   Units          Partners            Partner              Total
                                   -----          --------            -------              -----
PARTNERS' CAPITAL,
 DECEMBER 31, 1994                 317,562       $31,017,854         $1,074,985          $32,092,839

Additions                          133,660        13,121,600            244,400           13,366,000

Net income                           -             3,135,256            103,413            3,238,669

Redemptions                         (8,078)         (865,184)            -                  (865,184)
                             --------------    --------------     --------------       --------------

PARTNERS' CAPITAL,
 JUNE 30, 1995                     443,144       $46,409,526         $1,422,798          $47,832,324
                             ==============    ==============     ==============       ==============

PARTNERS' CAPITAL,
 DECEMBER 31, 1995              714,318.98       $73,080,141         $1,766,403          $74,846,544

Subscriptions                   168,000.00        16,481,744            318,256           16,800,000

Distributions                        -              (595,090)           (12,775)            (607,865)

Net income                           -             1,734,429             43,934            1,778,363

Redemptions                     (86,844.32)       (9,210,221)            -                (9,210,221)
                             --------------    --------------     --------------       --------------

PARTNERS' CAPITAL,
 JUNE 30, 1996                  795,474.66       $81,491,003         $2,115,818          $83,606,821
                             ==============    ==============     ==============       ==============

See notes to consolidated financial statements.

                       ML PRINCIPAL PROTECTION PLUS L.P.
                       ---------------------------------
                       (a Delaware Limited Partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection Plus L.P. (the "Partnership") as of June 30, 1996 and the results of its operations for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995 (the "Annual Report").

2.   RELATED PARTY TRANSACTIONS

     The Partnership pays brokerage commissions to MLF, at a flat monthly rate equal to 0.7917 of 1% (a 9.5% annual rate) of the Partnership's month-end assets allocated to trading. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .7708% (a 9.25% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Assets committed to trading are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the six months ended June 30, 1996 and 1995 was approximately $114 and $53, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

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

3.   NET ASSET VALUE PER UNIT

     For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducts the organization and initial offering cost reimbursements only as actually paid. At June 30, 1996 and December 31, 1995, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                               Net Asset Value                                  Net Asset Value per Unit
                  -------------------------------------------     -------------------------------------------------------

                                                             June 30,
                                                               1996
                         All Other          Financial                 Number of         All Other           Financial
                         Purposes           Reporting                   Units            Purposes           Reporting
                         --------           ---------                   -----            --------           ----------

                                                                     June 30, 1996
                  -------------------------------------------------------------------------------------------------------
Series A Units           $25,607,399        $25,575,643                234,228.00           $109.33              $109.19

Series B Units             4,132,236          4,125,002                 38,740.00           $106.67              $106.48

Series C Units             5,495,239          5,487,793                 53,850.00           $102.05              $101.91

Series D Units            20,711,439         20,688,066                198,175.00           $104.51              $104.39

Series E Units            11,350,560         11,337,762                108,246.16           $104.86              $104.74

Series F Units             9,790,711          9,779,059                 96,253.00           $101.72              $101.60

Series G Units             6,621,076          6,613,496                 65,982.50           $100.35              $100.23
                     ---------------    ---------------           ---------------
Total                    $83,708,660        $83,606,821                795,474.66
                     ===============    ===============           ===============

                                                           December 31, 1995
                  -------------------------------------------------------------------------------------------------------
Series A Units           $29,380,564        $29,321,472                274,693.00           $106.96              $106.74

Series B Units             7,011,988          6,999,016                 63,540.00           $110.36              $110.15

Series C Units             6,800,466          6,788,236                 65,800.00           $103.35              $103.16

Series D Units            20,522,519         20,485,530                200,540.00           $102.34              $102.15

Series E Units            11,272,696         11,252,290                109,745.98           $102.72              $102.53
                     ---------------    ---------------           ---------------
Total                    $74,988,233        $74,846,544               $714,318.98
                     ===============    ===============           ===============

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership trades futures, options and forward contracts on interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the six months ended June 30, 1996 were as follows:

                                     June 30, 1996
                                     -------------
     Interest rate                      $ (863,343)
     Stock indices                         147,230
     Commodities                            36,109
     Currencies                          1,745,104
     Energy                              1,616,592
     Metals                               (479,768)
                                     --------------

                                        $2,201,924
                                     ==============

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

     Fair Value
     ----------

     The derivative instruments traded by the Trading Partnership are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in trading revenues in the Consolidated Statements of Income. The contract/notional values of the Trading Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:

                                  1996                                             1995
               -------------------------------------------     -------------------------------------------
                  Commitment to           Commitment to           Commitment to           Commitment to
               Purchase (Futures,        Sell (Futures,        Purchase (Futures,         Sell (Futures,
               Options & Forwards)     Options & Forwards)     Options & Forwards)     Options & Forwards)
               -------------------     -------------------     -------------------     -------------------
     Interest rate    $ 89,919,833        $ 66,964,208            $230,060,441            $ 37,950,386
     Stock indices      14,749,659           4,105,620               8,866,682                 152,858
     Commodities        16,877,358           6,167,692              17,582,456               3,850,643
     Currencies         70,531,505          94,498,431              34,118,884              71,457,359
     Energy             10,767,290             -                     9,047,015               3,440,800
     Metals             10,944,290          29,800,868               7,796,167              11,765,623
                     --------------      --------------          --------------          --------------

                      $213,789,935        $201,536,819            $307,471,645            $128,617,669
                     ==============      ==============          ==============          ==============

  Substantially all of the Trading Partnership's open derivative instruments outstanding as of June 30, 1996 expire within one year.

  The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of June 30, 1996 and December 31, 1995 was as follows:

                                            1996                                             1995
                        ----------------------------------------------   ----------------------------------------------
                                Commitment to         Commitment to         Commitment to         Commitment to
                             Purchase (Futures,      Sell (Futures,      Purchase (Futures,      Sell (Futures,
                             Options & Forwards)   Options & Forwards)   Options & Forwards)   Options & Forwards)
                             --------------------------------------------------------------------------------------
     Exchange traded            $150,718,121          $125,366,894          $238,654,840          $ 76,980,099
     Non-Exchange traded          63,071,814            76,169,925            68,816,805            51,637,570
                            -----------------     -----------------     -----------------     -----------------
                                $213,789,935          $201,536,819          $307,471,645          $128,617,669
                            =================     =================     =================     =================

     The average fair value of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1996 and the year ended December 31, 1995 was as follows:

                                  1996                                             1995
               -------------------------------------------     -------------------------------------------
                  Commitment to           Commitment to           Commitment to           Commitment to
               Purchase (Futures,        Sell (Futures,        Purchase (Futures,         Sell (Futures,
               Options & Forwards)     Options & Forwards)     Options & Forwards)     Options & Forwards)
               -------------------     -------------------     -------------------     -------------------
     Interest rate    $162,375,225         $157,736,373           $170,252,009             $14,100,439
     Stock indices      14,607,351              556,147              5,390,839               1,288,747
     Commodities        16,577,987            5,721,223              9,360,681               2,915,357
     Currencies         70,207,445          114,313,578             36,054,488              38,557,545
     Energy              6,994,062            1,940,292              2,823,925               2,417,008
     Metals             20,437,590           14,276,337              6,113,263              10,207,341
                    ---------------      ---------------        ---------------         ---------------

                      $291,199,660         $294,543,950           $229,995,205             $69,486,437
                    ===============      ===============        ===============         ===============

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

     As of June 30, 1996 and December 31, 1995, $3,423,445 and $10,444,577 of
     the Trading Partnership's assets, respectively, were held in segregated accounts in accordance with U.S. Commodity Futures Trading Commission regulations. Substantially all of the Partnership's assets were held in unregulated accounts maintained at MLF, Merrill Lynch Pierce, Fenner & Smith Incorporated or certain of their affiliates.

     The gross unrealized gain and the net unrealized gain on the Trading Partnership's open derivative instrument positions as of June 30, 1996 and December 31, 1995 were as follows:


                                        1996                             1995
                                        -----                            -----
                                Gross            Net              Gross              Net
                             Unrealized       Unrealized        Unrealized        Unrealized
                                Gain          Gain (Loss)          Gain           Gain (Loss)
                                ----          -----------          ----           -----------
     Exchange traded           $1,976,626        $1,019,725        $2,942,622        $2,223,484
     Non-Exchange traded        1,259,714          (700,296)          352,246          (149,946)
                            --------------    --------------    --------------    --------------

                               $3,236,340          $319,429        $3,294,868        $2,073,538
                            ==============    ==============    ==============    ==============

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

          As of July 1, 1996, the trading assets attributable to each series of Units were allocated approximately as follows (approximately 60% of each series' total capital being allocated to trading):

         Chesapeake Capital Corporation                               25.00
         John W. Henry & Co., Inc.                                    25.00
         Non-"Core" Advisors                                          50.00
                                                                     ------
         Total                                                       100.00%

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

Performance Summary
- -------------------

          During the first six months of 1995, the Fund's average month-end Net Assets equalled $42,768,576, and the Fund recognized gross trading gains of $3,667,852 or 8.58% of such average month-end Net Assets. Brokerage commissions of $1,281,378 or 3.00% and Profit Shares of $474,205 or 1.11% of average month-end Net Assets were paid. Interest income of $1,351,723 or 3.16% of average month-end Net Assets resulted in net income of $3,238,669 (before organizational and initial offering cost reimbursement payments of $ 39,850, and after deduction of MLIP's "minority interest" in the Trading Partnership) or 7.57% of average month-end Net Assets, which resulted in a 8.27% increase in the Net Asset Value per Series A Units since December 31, 1994, a 7.46% increase in the Net Asset Value per Series B Units since January 1995 and a .60% increase in the Net Asset Value per Series C Units since April 1995. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading

          During the first six months of 1996, the Fund's average month-end Net Assets equalled $83,909,857, and the Fund recognized gross trading gains of $2,201,924 or 2.62% of such average month-end Net Assets. Brokerage commissions of $2,391,122 or 2.85%, Administrative expenses of $64,625 or .08% and Profit Shares of $243,603 or .29% of average month-end Net Assets were paid. Interest income of $2,289,595 or 2.73% of average month-end Net Assets resulted in net gain of $1,778,363 (before organizational and initial offering cost reimbursement payments of $39,850, and after deduction of MLIP's "minority interest" in the Trading Partnership), or 2.12% of average month-end Net Assets which resulted in a 2.22% increase in the Net Asset Value per Series A Units, 2.09% increase (before distribution) in the Net Asset Value per Series B Units, 2.13% increase (before distribution) in the Net Asset Value per Series C Units, 2.12% increase in the Net Asset Value per Series D Units, 2.08% increase in the Net Asset Value per Series E Units since December 31, 1995, a 1.72% increase in the Net Asset Value per Series F Units since January 1996 and a .35% increase in the Net Asset Value per Series G Units since April 1996. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading.

         During the first six months of 1996 and 1995, the Fund experienced 8 profitable months and 4 unprofitable months.

                            MONTH-END NET ASSET VALUE PER SERIES A UNIT
          ------------------------------------------------------------------------
                    Jan.       Feb.       Mar.       April       May       June
          ------------------------------------------------------------------------
          1995      $101.36    $103.63    $107.94    $109.09    $110.40    $110.18
          ------------------------------------------------------------------------
          1996    * $109.65  * $105.56  * $106.69  * $110.05  * $107.82  * $109.33
          ------------------------------------------------------------------------

* After reduction for $6.00 per Series A Unit distribution declared on September
                                   30, 1995.

                            MONTH-END NET ASSET VALUE PER SERIES B UNIT
          -----------------------------------------------------------------------------
                    Jan.        Feb.        Mar.       April        May         June
          -----------------------------------------------------------------------------
          1995      $ 98.82     $101.05     $105.24     $106.36     $107.67     $107.46
          -----------------------------------------------------------------------------
          1996   ** $106.98  ** $102.99  ** $104.09  ** $107.37  ** $105.20  ** $106.67
          -----------------------------------------------------------------------------

** After reduction for $6.00 per Series B Unit distribution declared on January
                                   31, 1996.

                         MONTH-END NET ASSET VALUE PER SERIES C UNIT
          --------------------------------------------------------------------
                 Jan.     Feb.     Mar.      April        May         June
          --------------------------------------------------------------------
          1995   N/A      N/A      N/A         $ 99.66     $100.81     $100.60
          --------------------------------------------------------------------
          1996   $105.97  $102.00  $103.10  ***$102.73  ***$100.66  ***$102.05
          --------------------------------------------------------------------

 *** After reduction for $3.50 per Series C Unit distribution declared on April
                                   30, 1996.

                     MONTH-END NET ASSET VALUE PER SERIES D UNIT
          -------------------------------------------------------------------
                 Jan      Feb     Mar        April       May        June
          -------------------------------------------------------------------
          1995   N/A      N/A       N/A       N/A         N/A         N/A
          -------------------------------------------------------------------
          1996   $104.83  $100.94   $102.02   $105.21     $103.11     $104.51
          -------------------------------------------------------------------

                      MONTH-END NET ASSET VALUE PER SERIES E UNIT
          -------------------------------------------------------------------
                 Jan.     Feb.      Mar.      April       May         June
          -------------------------------------------------------------------
          1995   N/A      N/A       N/A       N/A         N/A         N/A
          -------------------------------------------------------------------
          1996   $105.17  $101.32   $102.40   $105.55     $103.49     $104.86
          -------------------------------------------------------------------

                     MONTH-END NET ASSET VALUE PER SERIES F UNIT
          -------------------------------------------------------------------
                 Jan.     Feb.      Mar.      April       May         June
          -------------------------------------------------------------------
          1995   N/A      N/A       N/A       N/A         N/A         N/A
          -------------------------------------------------------------------
          1996   $102.16  $ 98.45   $ 99.46   $102.34     $100.44     $101.72
          -------------------------------------------------------------------

                       MONTH-END NET ASSET VALUE PER SERIES G UNIT
          -------------------------------------------------------------------
                 Jan.     Feb.      Mar.      April       May         June
          -------------------------------------------------------------------
          1995   N/A      N/A       N/A       N/A         N/A         N/A
          -------------------------------------------------------------------
          1996   N/A      N/A       N/A       $100.87     $ 98.95     $100.35
          -------------------------------------------------------------------

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

          MLIP makes annual fixed-rate and, possibly, additional discretionary distributions to investors from the assets attributable to their respective series of Units. Such distributions are made as of each Issuance Anniversary for the various series. The Series A Units and Series B Units each received both fixed-rate and discretionary distributions of $3.50 and $2.50 (a total distribution of $6.00) as of their respective first Issuance Anniversaries. The Series C Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary.

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

          As of July 1, 1996, the Fund has changed its name to ML Principal Protection LP. Such change is due to the General Partner restructuring the continuous offerings to be sold without a guaranteed annual fixed-rate distribution or a discretionary distribution as previously offered under Principal Protection Plus LP.

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

          There were no reports on Form 8-K filed during the first six months of fiscal 1996.

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


                                     ML PRINCIPAL PROTECTION PLUS L.P.
                                     ---------------------------------



                                     By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                              (General Partner)




Date: August 9, 1996                 By /s/JOHN R. FRAWLEY, JR.
                                        -----------------------
                                        John R. Frawley, Jr.
                                        President, Chief Executive Officer
                                        and Director




Date: August 9, 1996                 By /s/JAMES M. BERNARD
                                        -------------------
                                        James M. Bernard
                                        Chief Financial Officer
                                        Treasurer and Senior Vice President