Form 10-Q
period 1996-09-30
ML PRINCIPAL PROTECTION LP
filed 1996-11-13
CIK 917259

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _________________ to _____________

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

           Delaware                             13-3750642 (Registrant)
-------------------------------                 13-3775509 (Co-Registrant)
(State or other jurisdiction of                ---------------------------------
incorporation or organization)                 (IRS Employer Identification No.)

                  c/o Merrill Lynch Investment Partners Inc.
                (formerly ML Futures Investment Partners Inc.)
            Merrill Lynch World Headquarters - South Tower, 6th Fl.
             World Financial Center New York, New York 10080-6106
             ----------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                 212-236-4161
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---
                       This document contains 13 pages.
     There are no exhibits and no exhibit index filed with this document.

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                          September 30,         December 31,
                                                                              1996                  1995
                                                                              ----                  ----
ASSETS
------
Cash                                                                       $        2,995         $      19,332
Accrued interest receivable                                                       618,777                17,852
U.S. Government securities                                                     76,528,743            74,280,477
Equity in commodity futures trading accounts:
    Cash and option premiums                                                    5,568,353             1,586,839
    Net unrealized gain on open contracts                                       1,896,238             2,073,538
                                                                       ------------------    ------------------
                TOTAL                                                         $84,615,106           $77,978,038
                                                                       ==================    ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Settlement payment due to broker                                      $        -                $ 1,496,925
    Redemptions payable                                                         2,110,456               539,877
    Organization and offering costs payable                                        88,556               148,331
    Brokerage commissions payable (Note 2)                                        395,448               356,607
    Profit shares payable                                                          75,861                78,840
    Administrative expense payable (Note 2)                                        10,687            -
                                                                       ------------------    ------------------

            Total liabilities                                                   2,681,008             2,620,580
                                                                       ------------------    ------------------

Minority interest                                                                 698,453               510,914
                                                                       ------------------    ------------------

PARTNERS' CAPITAL:
    General Partner (20,873.06 and 16,603.42 Units)                             2,225,385             1,766,403
    Limited Partners (758,127.76 and 697,715.56 Units)                         79,010,260            73,080,141
                                                                       ------------------    ------------------

            Total partners' capital                                            81,235,645            74,846,544
                                                                       ------------------    ------------------

                TOTAL                                                         $84,615,106           $77,978,038
                                                                       ==================    ==================

NET ASSET VALUE PER UNIT (Note 3)

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------

                                                     For the three      For the three       For the nine      For the nine
                                                      months ended       months ended       months ended      months ended
                                                     September 30,      September 30,      September 30,     September 30,
                                                          1996               1995               1996              1995
                                                    ----------------   ----------------   ----------------   ---------------
REVENUES:
    Trading (loss) profits:
        Realized                                         $(1,254,082)      $    (87,488)        $2,701,951       $4,142,209
        Change in unrealized                               1,576,809           (211,473)          (177,300)        (773,318)
                                                    ----------------   ----------------   ----------------   ---------------

            Total trading results                            322,727           (298,961)         2,524,651        3,368,891
                                                    ----------------   ----------------   ----------------   ---------------

    Interest income                                        1,175,775            975,921          3,465,370        2,327,644
                                                    ----------------   ----------------   ----------------   ---------------

            Total revenues                                 1,498,502            676,960          5,990,021        5,696,535
                                                    ----------------   ----------------   ----------------   ---------------

EXPENSES:
    Profit shares                                             75,861             99,320            319,464          573,525
    Brokerage commissions (Note 2)                         1,197,147            961,844          3,588,269        2,243,222
    Administrative expense (Note 2)                           32,355          -                     96,980         -
                                                    ----------------   ----------------   ----------------   ---------------

            Total expenses                                 1,305,363          1,061,164          4,004,713        2,816,747
                                                    ----------------   ----------------   ----------------   ---------------

INCOME (LOSS) BEFORE MINORITY
INTEREST                                                     193,139           (384,204)         1,985,308        2,879,788

    Minority interest on income (loss)                         2,672              7,712            (11,134)         (17,611)
                                                    ----------------   ----------------   ----------------   ---------------

NET INCOME (LOSS)                                           $195,811         $ (376,492)        $1,974,174       $2,862,177
                                                    ================   ================   ================   ===============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                          837,769            641,743            828,420          491,225
                                                             ========           ========           ========         ========
    Weighted average net income (loss)
        per Limited Partner unit and
        General Partner unit                                   $0.23             $(0.59)             $2.38            $5.83
                                                               ======            =======             ======           ======

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                       --------------------------------

            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            ------------------------------------------------------
             For the nine months ended September 30, 1996 and 1995
             -----------------------------------------------------


                                                                Limited               General
                                           Units               Partners               Partner                Total
                                           -----               --------               -------                -----
PARTNERS' CAPITAL,
  DECEMBER 31, 1994                        317,562            $31,017,854           $1,074,985            $32,092,839

Additions                                  334,660             32,973,700              492,300             33,466,000

Net income                                 -                    2,765,556               96,621              2,862,177

Redemptions                                (14,519)            (1,563,739)             -                   (1,563,739)
                                    ---------------      -----------------      ---------------      -----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1995                       637,703            $65,193,371           $1,663,906            $66,857,277
                                    ===============      =================      ===============      =================


PARTNERS' CAPITAL,
  DECEMBER 31, 1995                     714,318.98            $73,080,141           $1,766,403            $74,846,544

Subscriptions                           254,468.36             25,102,217              344,619             25,446,836

Distributions                              -                   (1,279,994)             (21,484)            (1,301,478)

Net income                                 -                    1,838,327              135,847              1,974,174

Redemptions                            (189,786.52)           (19,730,431)             -                  (19,730,431)
                                    ---------------      -----------------      ---------------      -----------------

PARTNERS' CAPITAL,
  SEPTEMBER 30, 1996                    779,000.82            $79,010,260           $2,225,385            $81,235,645
                                    ===============      =================      ===============      =================

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                       --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection Plus L.P. (the "Partnership" or the "Fund") as of September 30, 1996 and the results of its operations for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.    RELATED PARTY TRANSACTIONS

      The Partnership pays brokerage commissions to MLF, at a flat monthly rate equal to 0.7917 of 1% (a 9.5% annual rate) of the Partnership's month-end assets allocated to trading. Effective January 1, 1996, the brokerage commission the Partnership pays to the Commodity Broker was reduced to .7708% (a 9.25% annual rate), and the Partnership began to pay an administrative fee to the General Partner of .020833% (a .25% annual rate). Assets committed to trading are not reduced for purposes of calculating brokerage commissions by any accrued but unpaid brokerage commissions, profit shares or other fees or charges. The General Partner estimates that the round-turn equivalent commission rate charged to the Partnership during the nine months ended September 30, 1996 and 1995 was approximately $116 and $53, respectively (not including, in calculating round-turn equivalents, forward contracts on a futures-equivalent basis).

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

3.    NET ASSET VALUE PER UNIT

      For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducts the organization and initial offering cost reimbursements only as actually paid. At September 30, 1996 and December 31, 1995, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:


                                    Net Asset Value                                  Net Asset Value per Unit
                     ------------------------------------------    ---------------------------------------------------------

                             All Other            Financial            Number of            All Other              Financial
                             Purposes             Reporting              Units               Purposes              Reporting
                             --------             ---------              -----               --------              ---------
                                                                      September 30,
                                                                          1996
                     -------------------------------------------------------------------------------------------------------
Series A Units               $22,866,691          $22,843,914           208,256.00          *   $109.80          *   $109.69

Series B Units                 3,926,908            3,923,247            36,656.00         **    107.13         **    107.03

Series C Units                 5,037,250            5,032,361            49,149.00        ***    102.49         ***   102.39

Series D Units                13,192,043           13,173,591           130,035.00        ****   101.45        ****   101.31

Series E Units                11,250,493           11,240,474           106,835.96               105.31               105.21

Series F Units                 9,799,926            9,791,287            96,000.00               102.08               101.99

Series G Units                 6,613,348            6,607,504            65,670.50               100.71               100.62

Series H Units                 8,630,899            8,623,267            86,398.36                99.90                99.81
                     -------------------  -------------------  -------------------

Total                        $81,317,558          $81,235,645           779,000.82
                     ===================  ===================  ===================

                                                                      December 31,
                                                                         1995
                     -------------------------------------------------------------------------------------------------------
Series A Units              $29,380,564          $29,321,472           274,693.00              $106.96              $106.74

Series B Units                7,011,988            6,999,016            63,540.00              $110.36              $110.15

Series C Units                6,800,466            6,788,236            65,800.00              $103.35              $103.16

Series D Units               20,522,519           20,485,530           200,540.00              $102.34              $102.15

Series E Units               11,272,696           11,252,290           109,745.98              $102.72              $102.53
                     -------------------  -------------------  -------------------

Total                       $74,988,233          $74,846,544          $714,318.98
                     ===================  ===================  ===================

*    After reduction for the $6.00 Distribution to Series A as of 10/1/95
**   After reduction for the $6.00 Distribution to Series B as of 1/1/96
*** After reduction for the $3.50 Distribution to Series C as of 4/1/96 **** After reduction for the $3.50 Distribution to Series D as of 7/1/96

4.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The Partnership trades futures, options and forward contracts on interest rates, stock indices, commodities, currencies, energy and metals. The Partnership's revenues by reporting category for the nine months ended September 30, 1996 were as follows:

                                                 September 30, 1996
                                                 ------------------
      Interest rate                                       $544,590
      Stock indices                                       (916,975)
      Commodities                                         (104,132)
      Currencies                                           559,603
      Energy                                             3,116,342
      Metals                                              (674,777)
                                              ---------------------

                                                        $2,524,651
                                              =====================

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

Fair Value
----------

The derivative instruments traded by the Trading Partnership are marked to market daily with the resulting unrealized gains or losses recorded in the Consolidated Statements of Financial Condition and the related income or loss reflected in trading revenues in the Consolidated Statements of Income. The contract/notional values of the Trading Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                        1996                                                  1995
                     ------------------------------------------------     ----------------------------------------------
                        Commitment to             Commitment to              Commitment to             Commitment to
                     Purchase (Futures,          Sell (Futures,           Purchase (Futures,          Sell (Futures,
                     Options & Forwards)       Options & Forwards)        Options & Forwards)       Options & Forwards)
                     -------------------       -------------------        -------------------       -------------------
Interest rate             $305,321,578          $  12,128,094                 $230,060,441                 $ 37,950,386
Stock indices                8,400,315                726,420                    8,866,682                      152,858
Commodities                 13,379,905              5,798,981                   17,582,456                    3,850,643
Currencies                  77,877,518            116,423,644                   34,118,884                   71,457,359
Energy                       7,165,994             -                             9,047,015                    3,440,800
Metals                       7,102,278             28,543,943                    7,796,167                   11,765,623
                   -------------------     ------------------         --------------------          -------------------
                          $419,247,588           $163,621,082                 $307,471,645                 $128,617,669
                   ===================     ==================         ====================          ===================

Substantially all of the Trading Partnership's open derivative instruments outstanding as of September 30, 1996 expire within one year.

The contract/notional value of the Trading Partnership's exchange-traded and non-exchange-traded derivative instrument positions as of September 30, 1996 and December 31, 1995 was as follows:

                                               1996                                               1995
                             -----------------------------------------     -----------------------------------------------

                             Commitment to            Commitment to            Commitment to            Commitment to
                          Purchase (Futures,          Sell (Futures,          Purchase (Futures,          Sell (Futures,
                         Options & Forwards)       Options & Forwards)       Options & Forwards)       Options & Forwards)
                         -------------------       -------------------       -------------------       -------------------
Exchange
   traded                       $275,846,356             $  70,573,962              $238,654,840             $  76,980,099
Non-Exchange
    traded                       143,401,232                93,047,120                68,816,805                51,637,570
                       ---------------------     ---------------------     ---------------------     ---------------------

                                $419,247,588              $163,621,082              $307,471,645              $128,617,669
                       =====================     =====================     =====================     =====================

The average fair value of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1996 and the year ended December 31, 1995 was as follows:

                                      1996                                                  1995
                   ------------------------------------------         --------------------------------------------------

                      Commitment to           Commitment to               Commitment to                Commitment to
                    Purchase (Futures,        Sell (Futures,            Purchase (Futures,             Sell (Futures,
                    Options & Forwards)    Options & Forwards)          Options & Forwards)          Options & Forwards)
                    -------------------    -------------------          -------------------          -------------------
Interest rate          $218,540,411           $108,526,682                 $170,252,009                  $14,100,439
Stock indices            11,571,864              2,898,381                    5,390,839                    1,288,747
Commodities              15,947,944              5,350,029                    9,360,681                    2,915,357
Currencies               92,788,187            115,783,451                   36,054,488                   38,557,545
Energy                    7,556,820              1,940,292                    2,823,925                    2,417,008
Metals                   15,876,474             18,800,139                    6,113,263                   10,207,341
                    -------------------    -------------------          -------------------          -------------------

                       $362,281,700           $253,298,974                 $229,995,205                  $69,486,437
                    ===================    ===================          ===================          ===================


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

As of September 30, 1996 and December 31, 1995, $6,868,118 and $10,444,577 of
the Trading Partnership's assets, respectively, were held in segregated accounts in accordance with U.S. Commodity Futures Trading Commission regulations. Substantially all of the Partnership's assets were held in unregulated accounts maintained at MLF, Merrill Lynch Pierce, Fenner & Smith Incorporated or certain of their affiliates.

The gross unrealized gain and the net unrealized gain on the Trading Partnership's open derivative instrument positions as of September 30, 1996 and December 31, 1995 were as follows:

                                              1996                                           1995
                                              ----                                           ----
                                    Gross                  Net                    Gross                    Net
                                 Unrealized            Unrealized              Unrealized              Unrealized
                                    Gain               Gain (Loss)                Gain                 Gain (Loss)
                                    ----               -----------                ----                 -----------
Exchange
   traded                      $3,166,269              $2,297,661                $2,942,622              $2,223,484
Non-Exchange
    traded                      1,072,798                (401,423)                  352,246                (149,946)
                    ---------------------    ---------------------    ---------------------    ---------------------
                               $4,239,067              $1,896,238                $3,294,868              $2,073,538
                    =====================    =====================    =====================    =====================

The partnership controls credit risk by dealing almost exclusively with Merrill Lynch entities as brokers and counterparties.

      The Partnership through its normal course of business enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF, such trading which results in receivables from and payables to MLF will be offset and reported as a net receivable or payable.

5.    SUBSEQUENT EVENTS

      On October 1, 1996, distributions were announced with respect to Series A Units and Series E Units. Series A units received an annual fixed rate distribution equal to $3.50 per Series A Unit as well as a discretionary distribution equal to $2.50 per Unit. Series E Units received an annual fixed rate distribution equal to $3.50 per Series E Unit.


Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview: Advisor Selections
----------------------------------------
                Due to the nature of the Fund's business, its results of operations depend on MLIP's ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

                As of October 1, 1996, the trading assets attributable to each series of Units were allocated approximately as follows (approximately 60% of each series' total capital being allocated to trading):

                Chesapeake Capital Corporation                  20.00
                John W. Henry & Co., Inc.                       20.00
                Non-"Core" Advisors                             60.00
                                                               ------
                Total                                          100.00%

                MLIP expects to continue to change both allocations and Advisor selections from time to time without advance notice to existing investors.

Results of Operations - General
-------------------------------
                MLIP believes that multi-Advisor futures funds should be regarded as medium- to long-term investments but, unlike an operating business, it is difficult to identify "trends" in the Fund's operations and virtually impossible to make any predictions regarding future results based on results to date.

                Markets in which sustained price trends occur with some frequency tend to be more favorable to managed futures investments than "whipsaw," "choppy" markets, but (i) this is not always the case, (ii) it is impossible to predict when trending markets will occur and (iii) different Advisors are affected differently by trends in general as well as by particular types of trends.

                The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi- strategy structure. This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches). The market risk to the Fund is, in any event, limited by the deleveraged character of its trading (initially, only 60% of each series' assets, and in certain cases possibly less, is allocated to trading) and the related "principal protection" feature of the Fund.

Performance Summary
-------------------
                During the first nine months of 1995, the Fund's average month-end Net Assets equalled $49,838,574, and the Fund recognized gross trading gains of $3,368,891 or 6.76% of such average month-end Net Assets. Brokerage commissions of $2,243,222 or 4.50% and Profit Shares of $573,525 or 1.15% of average month-end Net Assets were paid. Interest income of $2,327,644 or 4.67% of average month-end Net Assets resulted in net income of $2,862,177 (before organizational and initial offering cost reimbursement payments of $59,775, and after deduction of MLIP's "minority interest" in the Trading Partnership of $17,611) or 5.74% of average month-end Net Assets, which resulted in a 7.72% increase in the Net Asset Value per Series A Units since December 31, 1994, a 6.91% increase in the Net Asset Value per Series B Units since January 1995, a .13% increase in the Net Asset Value per Series C Units since April 1995 and a .77% decrease in the Net Asset Value per Series D Units since July 1995. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading

                During the first nine months of 1996, the Fund's average month-end Net Assets equalled $83,687,751, and the Fund recognized gross trading gains of $2,524,651 or 3.02% of such average month-end Net Assets. Brokerage commissions of $3,588,269 or 4.29%, Administrative expenses of $96,980 or .12% and Profit Shares of $319,464 or .38% of average month-end Net Assets were paid. Interest income of $3,465,370 or 4.14% of average month-end Net Assets resulted in net gain of $1,974,174 before organizational and initial offering cost reimbursement payments of $59,775, and after deduction of MLIP's "minority interest" in the Trading Partnership of $11,134, or 2.36% of average month-end Net Assets which resulted in a 2.66% increase (before distribution) in the Net Asset Value per Series A Units, 2.51% increase (before distribution) in the Net Asset Value per Series B Units, 2.55% increase (before distribution) in the Net Asset Value per Series C Units, 2.55% increase (before distribution) in the Net Asset Value per Series D Units, 2.52% increase in the Net Asset Value per Series E Units since December 31, 1995, a 2.08% increase in the Net Asset Value per Series F Units (since January 17, 1996) and a .71% increase in the Net Asset Value per Series G Units (since issuance on April 19, 1996) and a 10% decrease in the Net Asset Value of the Series H Units (since issuance on July 16, 1996). The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading.

                During the first nine months of 1996 and 1995, the Fund experienced 14 profitable months and 7 unprofitable months.

                                MONTH-END NET ASSET VALUE PER SERIES A UNIT
             Jan.       Feb.       Mar.      April       May       June       July       Aug.       Sept.
----------------------------------------------------------------------------------------------------------
   1995    $101.36    $103.63    $107.94    $109.09    $110.40    $110.18    $108.94    $109.98    $109.62
----------------------------------------------------------------------------------------------------------
   1996  * $109.65  * $105.56  * $106.69  * $110.05  * $107.82  * $109.33  * $107.51  * $108.04  * $109.80
----------------------------------------------------------------------------------------------------------

          * After reduction for $6.00 per Series A Unit distribution declared on October 1, 1995.

                                   MONTH-END NET ASSET VALUE PER SERIES B UNIT
------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.        Mar.       April        May        June        July        Aug.       Sept.
------------------------------------------------------------------------------------------------------------------
 1995      $  98.82     $101.05     $105.24    $106.36     $107.67     $107.46     $106.25     $107.27     $106.91
------------------------------------------------------------------------------------------------------------------
 1996    ** $106.98  ** $102.99  ** $104.09 ** $107.37  ** $105.20  ** $106.67  ** $104.90  ** $105.41  ** $107.13
------------------------------------------------------------------------------------------------------------------

          ** After reduction for $6.00 per Series B Unit distribution declared on January 1, 1996.

                                   MONTH-END NET ASSET VALUE PER SERIES C UNIT
--------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.        Mar.       April        May        June        July         Aug.        Sept.
--------------------------------------------------------------------------------------------------------------------
 1995      N/A         N/A         N/A       $   99.66     $100.81     $100.60      $99.51      $100.44      $100.13
--------------------------------------------------------------------------------------------------------------------
 1996    $105.97     $102.00     $103.10    ***$102.73  ***$100.66  ***$102.05  ** $100.35  *** $100.85   ***$102.49
--------------------------------------------------------------------------------------------------------------------

          *** After reduction for $3.50 per Series C Unit distribution declared on April 1, 1996.

                                  MONTH-END NET ASSET VALUE PER SERIES D UNIT
--------------------------------------------------------------------------------------------------------------------
           Jan.       Feb.        Mar.        April        May        June        July        Aug.        Sept.
--------------------------------------------------------------------------------------------------------------------
 1995           N/A        N/A         N/A         N/A         N/A         N/A      $98.63      $99.53        $99.23
--------------------------------------------------------------------------------------------------------------------
 1996       $104.83    $100.94     $102.02     $105.21     $103.11     $104.51   ** $99.33   ** $99.82  **** $101.45
--------------------------------------------------------------------------------------------------------------------

          **** After reduction for $3.50 per Series D Unit distribution declared on July 1, 1996.

                                     MONTH-END NET ASSET VALUE PER SERIES E UNIT
------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.        Mar.       April        May        June        July        Aug.       Sept.
------------------------------------------------------------------------------------------------------------------
 1995      N/A         N/A         N/A         N/A         N/A         N/A         N/A         N/A        N/A
------------------------------------------------------------------------------------------------------------------
 1996       $105.17     $101.32     $102.40    $105.55     $103.49     $104.86     $103.12     $103.62     $105.31
------------------------------------------------------------------------------------------------------------------

                                      MONTH-END NET ASSET VALUE PER SERIES F UNIT
------------------------------------------------------------------------------------------------------------------
             Jan.        Feb.        Mar.       April        May        June        July        Aug.       Sept.
------------------------------------------------------------------------------------------------------------------
 1995        N/A         N/A         N/A         N/A         N/A         N/A         N/A         N/A        N/A
------------------------------------------------------------------------------------------------------------------
 1996       $102.16      $98.45      $99.46    $102.34     $100.44     $101.72     $100.01     $100.49     $102.08
------------------------------------------------------------------------------------------------------------------

                                    MONTH-END NET ASSET VALUE PER SERIES G UNIT
------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.        Mar.       April        May        June        July        Aug.       Sept.
------------------------------------------------------------------------------------------------------------------
 1995      N/A         N/A         N/A         N/A         N/A         N/A         N/A         N/A        N/A
------------------------------------------------------------------------------------------------------------------
 1996      N/A         N/A         N/A         $100.87      $98.95     $100.35      $98.66      $99.14     $100.71
------------------------------------------------------------------------------------------------------------------

                                   MONTH-END NET ASSET VALUE PER SERIES H UNIT
------------------------------------------------------------------------------------------------------------------
          Jan.         Feb.        Mar.       April        May        June        July        Aug.       Sept.
------------------------------------------------------------------------------------------------------------------
 1995      N/A         N/A         N/A         N/A         N/A         N/A         N/A         N/A        N/A
------------------------------------------------------------------------------------------------------------------
 1996      N/A         N/A         N/A         N/A         N/A         N/A        $97.82      $98.32      $99.90
------------------------------------------------------------------------------------------------------------------

Importance of Market Factors
----------------------------
                Comparisons between the Fund's performance in a given period in one fiscal year to the same period in a prior year are unlikely to be meaningful, given the uncertainty of price movements in the markets traded by the Fund. In general, MLIP expects that the Fund is most likely to trade successfully in markets which exhibit strong and sustained price trends. The current Advisor group emphasizes technical and trend-following methods. Consequently, one would expect that in trendless, "choppy" markets the Fund would likely be unprofitable, while in markets in which major price movements occur, the Fund would have its best profit potential (although there could be no assurance that the Fund would, in fact, trade profitably). However, trend-followers not infrequently will miss major price movements, and market corrections can result in rapid and material losses (sometimes as much as 5% in a single day). Although MLIP monitors market conditions and Advisor performance on an ongoing basis in overseeing the Fund's trading, MLIP does not attempt to "market forecast" or to "match" trading styles with predicted market conditions. Rather, MLIP concentrates on quantitative and qualitative analysis of prospective Advisors, as well as on statistical studies of the historical performance parameters of different Advisor combinations in selecting Advisors and allocating and reallocating Fund assets among them.

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

MLIP's Advisor Selections
-------------------------
                MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally intends to make a medium- to long-term commitment to all Advisors selected. However, there can be no assurance as to the frequency or number of the Advisor changes which may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

Interest Income
---------------
                The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by MLAM rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on the approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 1.02% (annualized) over the prevailing 91-day Treasury bill rate.

Liquidity
---------
                The Fund's assets managed by MLAM, are available to margin the Fund's futures positions and earn interest income and to be withdrawn, as necessary, to pay redemptions and expenses. Other than potential limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Fund's futures and forward trading, the Fund's assets are highly liquid and are expected to remain so. To date, the Fund has experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Advisors.

                Although Units may be redeemed at any month-end, no one, who cannot afford to commit funds to a comparatively illiquid investment should subscribe to the Fund (redemption penalties apply through the end of the first twelve months after the beginning of the calendar quarter as of which a Unit is issued). MLIP believes that investors who are not prepared to regard the Fund essentially as a medium- to long-term investment should not purchase Units.

                MLIP makes annual fixed-rate and, possibly, additional discretionary distributions to investors from the assets attributable to their respective series of Units. Such distributions are made as of each Issuance Anniversary for the various series. The Series A Units and Series B Units each received both fixed-rate and discretionary distributions of $3.50 and $2.50 (a total distribution of $6.00) as of their respective first Issuance Anniversaries. The Series C Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series D Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary.

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

                As of July 1, 1996, the Fund has changed its name to ML Principal Protection LP. Such change is due to the General Partner restructuring the continuous offerings to be sold without a guaranteed annual fixed-rate distribution or a discretionary distribution as previously offered under ML Principal Protection Plus LP.

Capital Resources
-----------------
                Units are offered for sale as of the beginning of each calendar quarter, and may be redeemed as of the end of each month.

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

              (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the first nine months of fiscal 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ML PRINCIPAL PROTECTION L.P.
                                  ----------------------------
                                  (formerly ML Principal Protection Plus L.P.)

                                  By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)

Date:  November 11, 1996          By /s/JOHN R. FRAWLEY, JR.
                                     -----------------------
                                  John R. Frawley, Jr.
                                  President, Chief Executive Officer
                                  and Director




Date:  November 11, 1996          By /s/JAMES M. BERNARD
                                     -------------------
                                  James M. Bernard
                                  Chief Financial Officer
                                  Treasurer and Senior Vice President