Form 10-K405
period 1996-12-31
ML PRINCIPAL PROTECTION LP; ML PRINCIPAL PROTECTION TRADING LP
filed 1997-03-27
CIK 917259, 925433

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

               (x) Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended: December 31, 1996
                                      or
                 ( ) Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 0-23240

                         ML PRINCIPAL PROTECTION L.P.
                 (formerly, ML Principal Protection Plus L.P.)
                 ---------------------------------------------
            (Exact name of registrant as specified in its charter)

                     ML Principal Protection Trading L.P.
             (formerly, ML Principal Protection Plus Trading L.P.)
             -----------------------------------------------------
                           (Rule 140 Co-Registrant)

           Delaware                                              13-3750642
--------------------------------                             -------------------
(State of other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                        Merrill Lynch World Headquarters
                            World Financial Center
               South Tower, 6th Floor, New York, NY 10080-6106
               -----------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (212) 236-4167
                                                            ---  --------
Securities registered pursuant to Section 12(b) of the Act:  None

                                                             Limited
Securities registered pursuant to Section 12(g) of the Act:  Partnership Units
                                                             -----------------
                                                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X    No
                                       ---     ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [X]

Aggregate market value of the voting stock held by non-affiliates: the registrant is a limited partnership and, accordingly, has no voting stock held by non-affiliates or otherwise.

                      Documents Incorporated by Reference

The registrant's "1996 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1996, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                         ML PRINCIPAL PROTECTION L.P.

                      ANNUAL REPORT FOR 1996 ON FORM 10-K


                               Table of Contents
                               -----------------

                                                      PART I                                                   PAGE
                                                      ------                                                   ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................    11

Item 3.       Legal Proceedings.............................................................................    11
 .
Item 4.       Submission of Matters to a Vote of Security Holders...........................................    11


                                                      PART II
                                                      -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................    12

Item 6.       Selected Financial Data.......................................................................    13

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    17

Item 8.       Financial Statements and Supplementary Data...................................................    21

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    22


                                                     PART III
                                                     --------

Item 10.      Directors and Executive Officers of the Registrant............................................    22

Item 11.      Executive Compensation........................................................................    24

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    24

Item 13.      Certain Relationships and Related Transactions................................................    24


                                                      PART IV
                                                      -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    25

                                    PART I

Item 1:  Business
         --------

         (a)      General Development of Business:
                  -------------------------------

                  ML Principal Protection L.P. (formerly, ML Principal Protection Plus L.P.) (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 3, 1994 and began trading operations on October 12, 1994. The Partnership changed its name to ML Principal Protection L.P. as of July 1, 1996. The Fund is a multi-strategy, multi-market managed futures investment employing a range of proprietary strategies diversified across major markets of the global economy -- financials, currencies, energy, metals and agriculture. The Fund trades in the international futures and forward markets under the direction of multiple independent professional advisors (the "Trading Advisors," or the "Advisors"). The Fund's objectives are achieving, through speculative trading, long-term capital appreciation while controlling performance volatility.

                  Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership, and selects and allocates the Fund's assets among the Advisors, each of which trades independently of the others. MLIP also determines what percentage of the Fund's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Partnership, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, investing Fund assets in securities issued by the U.S. Government and its agencies ("Government Securities"). The General Partner is a wholly-owned subsidiary of Merrill Lynch Group Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker is an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

                  The Partnership does not trade directly but rather through a subsidiary limited partnership, ML Principal Protection Trading L.P. (formerly, ML Principal Protection Plus Trading, L.P.) (the "Trading Partnership"), of which the General Partner is the general partner and the Partnership the sole limited partner. See Item 1(c), "Narrative Description of Business -- Two-Tier Structure of the Fund."

                  Only the assets attributable to each series of Units and allocated to the Trading Partnership are allocated to the Trading Advisors for management. To date, all outstanding series of Units have allocated approximately 60% of their total capital to the Trading Partnership, holding the rest in reserve at the Partnership level.

                  The Fund offers its units of limited partnership interest ("Units") and receives and processes subscriptions, on a continuous basis, throughout each calendar quarter at $100 per Unit. Investors whose subscriptions are accepted at any time during a calender quarter are admitted to the Fund as Limited Partners as of the beginning of the immediately following quarter. Investors' customer securities accounts are debited in the amount of their subscriptions on settlement dates throughout each quarter shortly after their subscriptions are accepted by MLIP. Subscription proceeds received during a quarter are held in escrow pending investment in Units as of the beginning of the following quarter. All interest earned on subscriptions while held in escrow is paid to the investors on or about the date that Units are issued to them or their subscription is rejected.

                  The Units sold at the beginning of each calendar quarter are sold in separate series, each of which has its own Net Asset Value. All series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in the Trading Partnership and allocated to the Trading Advisors for management.

                  When the Fund began trading in October 1994, it had an initial capitalization of $32,000,000. Through December 31, 1996, a total of an additional $69,903,535 had been invested in the Units at seven subsequent quarter-end closings (the last sale of the Units occurred as of July 16, 1996). Through December 31, 1996, Units with an aggregate Net Asset Value of $25,748,519 have been redeemed (including December 31, 1996 redemptions which were not actually paid out until January 1997), the Partnership's capitalization was $78,905,273, and the Fund had a total of 3,506 Limited Partners.

                  Through December 31, 1996, the net gain in the Net Asset Value per Series A Unit (the initial series of Units) was 22.70%, the highest month-end Net Asset Value of a Series A Unit was $110.93 (after reducing such Net Asset Value by distributions of $12.00 per Series A Unit ), as of November 30, 1996, and the lowest $101.04, as of October 31, 1994.

                  As of December 31, 1996, the Net Asset Value of the different series of Units, each issued at $100 per Unit as of the beginning of successive calendar quarters, were as follows:


                                                                                        December 31, 1996
          Unit                                            December 31, 1996             Net Asset Value per Unit
         Series            Date of Issuance               Net Asset Value per Unit      Adding back Distributions
         ------            -----------------              ------------------------      -------------------------
         A                 October 12, 1994                    $110.70                           $122.70
         B                 January 9, 1995                     $114.24                           $120.24
         C                 April 10, 1995                      $109.33                           $112.83
         D                 July 11, 1995                       $108.19                           $111.69
         E                 October 12, 1995                    $108.58                           $112.08
         F                 January 16, 1996                    $108.92                           $108.92
         G                 April 19, 1996                      $107.32                           $107.32
         H                 July 16, 1996                       $106.47                           $106.47

                  The outstanding Series of Units are entitled to fixed-rate annual distributions (which cannot be reduced prior to the first Principal Assurance Date, as defined below, for such Series) and may also receive certain discretionary distributions.

                  Distributions of $6.00 per Series A Units were paid as of October 1, 1995 and October 1, 1996, distributions of $6.00 per Series B Units were paid as of January 1, 1996. These distributions included a $3.50 fixed-rate and a $2.50 discretionary distribution. Fixed-rate distributions of $3.50 per Series C, Series D and Series E Units were paid as of April 1, 1996, July 1, 1996 and October 1, 1996, respectively. No discretionary distributions have been made on the Series C, D or E Units. No distributions for Series F, G and H Units had been paid as of December 31, 1996. Distributions of $6.50 per Series B Units and $6.00 per Series F Units were paid as of January 1, 1997.

                  MLIP does not presently intend to make any distributions on any series of Units sold after July 16, 1996.

                  The Fund is a "principal protected" commodity pool. ML&Co. provides the guarantee described below ML&Co.'s under 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" that all Units of any given series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to July 16, 1996 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such series, seven years after issuance for all outstanding Series of Units, anticipated to be generally five years after issuance for Series sold after July 16, 1996). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee, MLIP imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Fund's assets in the Partnership rather than investing such assets in the Trading Partnership for allocation to trading. At such time, if any, as the Net Asset Value per Unit of a Series declined to 110% or less of the present value of $100, plus all fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIP would terminate trading with respect to such Series altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Unit of such Series.

                  In the case of Units sold after July 16, 1996, the potential opportunity costs of the Fund's "principal protection" are significantly increased due to the fact that in the event that MLIP deleverages any particular series of Units, it must deleverage all series to the same degree. A series could be deleveraged as a result of losses which accrued subsequent to such series having recognized profits more than sufficient to offset such losses, but which were earned before a more recent series was issued and, consequently, were not available to offset the same losses incurred by such series.

Conversely, losses incurred before a particular series is issued could indirectly cause a further deleveraging of such series' trading due to the effect of such losses on the leverage which MLIP believes it is appropriate to use for an earlier-issued series.

         (b)      Financial Information about Industry Segments:
                  ---------------------------------------------

                  The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool."

         (c)      Narrative Description of Business:
                  ---------------------------------

                  GENERAL

                  The Fund trades in the international futures, options on futures and forward markets, with the objectives of achieving long-term capital appreciation while controlling performance volatility.

                  One of the objectives of the Fund is to provide diversification to a limited portion of the risk segment of the Limited Partners' portfolios into an investment field that has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

                  Due to certain concerns expressed by the Securities and Exchange Commission (the "SEC") regarding whether the different series of Units issued by the Partnership were significantly similar to each other for the Partnership to be considered to be engaged in a "continuous offering" of the same class of security, i.e., the Units (which the Partnership must be in order not to be able to offer the Units on an ongoing open-end basis), MLIP changed the terms of all series to be issued after July 16, 1996 to provide that: (i) no distributions are intended to be made on any such series; (ii) any discretionary trading leverage adjustments would have to be made so that after any such adjustments all series were trading at the same degree of leverage (i.e., with the same percentage of their total capital invested in the Trading Partnership and allocated to the Advisors for management); and (iii) all series would have the same five year "Time Horizon" between their respective issuance dates and their respective Principal Assurance Dates. The series issued on and prior to July 16, 1996 have seven-year Time Horizons, are entitled to fixed rate as well as discretionary distributions and contemplate MLIP adjusting the leverage of each series in MLIP's discretion on an individual series-by-series basis.

                  ML&CO.'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE FUND

                  ML&Co. has agreed to contribute sufficient assets to the Fund so that the Net Asset Value of each Unit outstanding as of its Principal Assurance Date will be no less than such Unit's initial $100 subscription price (after payment of all distributions in the case of Units sold on or prior to July 16, 1996). In order to prevent trading losses which might require ML&Co. to make payments under such undertaking, each series of Units issued to date has commenced trading with only 60% of its assets allocated to the Advisors for management. On an ongoing basis, MLIP controls the percentage of each series' assets allocated to trading primarily in order to protect ML&Co. from any liability under its guarantee but also with the objective of increasing the percentage of each series' capital allocated to trading, thereby increasing such series' profit potential (and risk).

                  All series of Units issued on or before July 16, 1996 have (i) traded with 60% of their capital allocated to trading, (ii) received annual fixed-rate and possible discretionary distributions and (iii) had a Principal Assurance Date seven years after issuance. All Units sold after July 16, 1996 (none have been as of the date of this Report) and in the future will (x) commence trading with 75% of their assets allocated to trading, (y) receive (in all likelihood) no distributions and (z) have a Principal Assurance Date five years after issuance. These different leverage, distribution and Principal Assurance Date parameters could materially affect both rates of return and volatility.

                  TWO-TIER STRUCTURE OF THE FUND

                  The Fund does not trade in the futures and forward markets directly, but rather through the Trading Partnership, of which the Fund is the sole limited, and MLIP the sole general, partner. The Fund's liability for any trading losses is limited to the Fund's investment in the Trading Partnership. Trading through the limited liability "conduit" of the Trading Partnership rather than directly makes it possible for MLIP to ensure, as required by applicable CFTC rules, that the assets attributable to any one series of Units cannot become subject to paying trading losses attributable to any other series. The combination of each series' pro rata sharing of losses at the Trading Partnership level based on the series' respective investments therein, and the insulation of the Fund assets not invested in the Trading Partnership from the risk of trading losses, eliminates the possibility of one series' assets paying debts attributable to another.

                  USE OF PROCEEDS AND CASH MANAGEMENT INCOME

                  Subscription Proceeds. MLIP pays from its own funds the
                  ---------------------
selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership's assets are not used to purchase or acquire any physical commodity but rather held as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Trading Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management, as more fully described below under "-- Available Assets."

                  Market Sectors. The Partnership trades in a diversified group
                  --------------
of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

                  The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or as to in which market sectors the Fund's trading may be concentrated at any one time or over time.

                  Market Types. The Partnership trades on a variety of United
                  ------------
States and foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes places in the highly liquid, institutionally based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the back-to-back intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB") with which the Advisors trade on behalf of the Fund.

                  As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitment to any of these different types of markets, although generally the bulk of the Fund's trading takes place on regulated exchanges.

                  The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

                  Custody of Assets. All of the Fund's assets -- other than the
                  -----------------
assets managed by MLAM and held in a custodial account as described below under "--The Fund's U.S. Dollar Available Assets Managed by MLAM" -- are currently held in customer accounts at Merrill Lynch.

                  Available Assets. The Fund earns income, as described below,
                  ----------------
on its "Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated Government Securities, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balances managed by MLAM or held in the offset accounts (as described below) -- which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

                  The Partnership's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

                  The interest income arrangements for the Partnership's U.S. dollar Available Assets differ from those applicable to its non-U.S. dollar Available Assets. Interest income, once accrued by the Fund, is subject to the risk of trading losses.

                  The Fund's U.S. Dollar Available Assets Managed by MLAM.
                  -------------------------------------------------------
Approximately 80% of the Fund's U.S. dollar Available Assets are managed directly by MLAM, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, in the Government Securities markets. MLIP's objective in retaining MLAM to provide cash management services to the Fund is to enhance the return earned on the Fund's U.S. dollar Available Assets managed by MLAM to slightly above the 91-day Treasury bill rate, while maintaining minimal (but by no means eliminating) market risk in the Fund's cash management operations.

                   The Government Securities acquired by MLAM on behalf of the Fund are maintained in a custodial account at a Merrill Lynch affiliate and are specifically traceable to the Fund. All income earned on such Government Securities inures to the benefit of the Fund.

                  MLF pays all fees due to MLAM in respect of its management of a portion of the Fund's U.S. dollar Available Assets, at no additional cost to the Fund.

                  MLAM does business as Merrill Lynch Asset Management. MLAM is a limited partnership. ML&Co. is its limited partner, and Princeton Services, Inc., a wholly-owned subsidiary of ML&Co., is the general partner. As of December 31, 1996, MLAM and its affiliates, collectively, had a total of approximately $234.1 billion in investment company and other portfolio assets under management, including accounts of certain affiliates of MLAM.

                  Interest Earned on the Fund's U.S. Dollar Available Assets Not
                  --------------------------------------------------------------
Managed by MLAM. The following description relates to the approximately 20% of
---------------
the Fund's U.S. dollar Available Assets not managed by MLAM.

                  The Fund's U.S. dollar Available Assets not managed by MLAM are held in cash in offset accounts and in short-term Treasury bills purchased from dealers unaffiliated with Merrill Lynch. Offset accounts are non-interest bearing demand deposit accounts maintained with banks unaffiliated with Merrill Lynch. An integral feature of the offset arrangements is that the participating banks specifically acknowledge that the offset accounts are MLF customer accounts, not subject to any Merrill Lynch liability.

                  MLF credits the Partnership, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all the interest paid on the short-term Treasury bills in which it invests.

                  The use of the offset account arrangements for the Partnership's U.S. dollar Available Assets not managed by MLAM may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not managed by MLAM to the maximum practicable extent in short-term United States Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not managed by MLAM would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

                  The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch -- net of the interest credits paid to the Fund and the fee paid to the offset banks -- from the offset accounts have not exceeded 3/4 of 1% per annum of the Fund's average daily U.S. dollar Available Assets not managed by MLAM and held in the offset accounts. These revenues to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

                  Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar
                  ------------------------------------------------------------
Available Assets. Under the single currency margining system implemented for the
-----------------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Partnership's U.S. dollar Available Assets. Consequently, the Partnership does not earn interest on foreign margin deposits. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund (MLAM does not manage any of the Fund's non-U.S. dollar Available Assets.). Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

                  In order to avoid the expense of daily currency conversions, the Partnership holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Partnership's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Partnership while held in foreign currencies are subject to exchange rate risk.

                  Forward Transactions. Spot and forward currency contracts are
                  --------------------
the only non-exchange traded instruments held by the Fund.

                  To date, approximately 20% to 30% of the Fund's trades by volume have been in forward currency contracts, but from time to time the percentage of the Fund's trading represented by forward currency trades may fall substantially outside this range. In using the F/X Desk, the Fund trades through MLF. Because the Fund need not deposit any margin with MLF in respect of the Fund's forward trading, the Fund's additional risk in trading in such unregulated markets should be limited to a possible loss of unrealized profits on open forward positions which a counterparty accessed through MLF would not, in the event of its bankruptcy, be able to pay to MLF for the account of the Fund (MLF not itself being obligated to pay such unrealized profits to the Fund unless MLF is paid by MLF's counterparty).

                  Having the Fund (and the other MLF clients using the F/X Desk) trade through the F/X Desk on the basis of MLF's credit lines permits the F/X Desk to access a wide range of counterparties without the need of such counterparties evaluating the individual credit of the Fund (or any other MLF client).

                  Charges

                  The following table summarizes the charges incurred by the Fund during 1994 (2 2/3 months), 1995 and 1996.


                                        1994                                1995                                1996
                                   ---------------                     ---------------                    ---------------
                                                                                 % of                               % of
                                           % of Average                         Average                            Average
                                  Dollar    Month-End                Dollar    Month-End                Dollar    Month-End
        Cost                      Amount   Net Assets*               Amount    Net Assets               Amount   Net Assets*
        ----                      ------   ----------                ------    ----------               ------   ----------
Brokerage
Commissions**                 $  405,653     5.61%               $3,216,364       5.76%             $4,775,116       5.77%

Administrative
Fees**                            10,964     0.15                    86,928       0.16                 129,057       0.16

Reimbursement of
Organizational and
Initial Offering
Costs                             17,712     0.24                    79,700       0.14                  79,700       0.10

Profit Shares                    129,169     1.79                   652,366       1.17                 978,264       1.18
                                --------     ----                   -------       ----                 -------       ----
       Total                 $  563,498      7.79%               $4,035,358       7.23%             $5,962,137       7.21%
                             ===========     ====                ==========       ====              ==========       ====

-----------------------------
* Only approximately 60% of the Fund's average month-end Net Assets were allocated to trading during the periods presented. Series of Units issued subsequent to July 16, 1996 (no such Units have been issued as of the date of this Report) will commence trading with 75% of their assets allocated to trading. Consequently, the percentage figures presented would be correspondingly higher as a percentage of the Fund's average month-end Net Assets.

** A portion of the Brokerage Commissions in prior periods have been reclassified to conform to the current period presentation of the Administrative Fees.

                             --------------------

                  The flat-rate Brokerage Commissions and Administrative Fees will in the future be higher than those in the foregoing table as the Units issued after July 16, 1996 will trade at 75% rather than 60% initial leverage.

                             --------------------

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management Income."

                  The Fund's average month-end Net Assets during 1994 (2 2/3 months), 1995 and 1996 equaled $32,552,448, $55,827,125 and $82,789,767, respectively.

                  During 1994 (2 2/3 months), 1995 and 1996, the Fund earned $377,303, $3,415,670 and $4,545,186 in interest income, or approximately 1.16%,
6.12% and 5.49% of the Fund's average month-end Net Assets.

                  Effective January 1, 1997, MLIP reduced the Fund's annual Brokerage Commissions from 9.25% to 8.75% of trading assets (i.e., assets committed to trading).

                        ------------------------------

                                Breakeven Table

--------------------------------------------------------------------------------------------------------------
                                                              Column I                   Column II

                                                                                         Breakeven
                                                             Breakeven             Dollar Return Required
                                                         Percentage Return            ($5,000 Initial
                                                           Required First            Investment) First
                                                           Twelve Months               Twelve Months
                                                            of Investment              of Investment
                                                        (based on a constant        (based on a constant
             Expenses and                                75% allocation of           75% allocation of
        Cash Management Income                           assets to trading)          assets to trading)
--------------------------------------------------------------------------------------------------------------
Brokerage Commissions(1)                                       6.56%                      $328.00
--------------------------------------------------------------------------------------------------------------
Administrative Fee(2)                                          0.19%                      $  9.50
--------------------------------------------------------------------------------------------------------------
Organizational and Initial Offering Costs (3)                  0.10%                      $  5.00
--------------------------------------------------------------------------------------------------------------
F/X Desk Service and Related Fee (4)                           0.25%                      $ 12.50
--------------------------------------------------------------------------------------------------------------
Profit Shares (5)                                              2.00%                      $100.00
--------------------------------------------------------------------------------------------------------------
Redemption Charge (6)                                          3.10%                      $155.00
--------------------------------------------------------------------------------------------------------------
Cash Management Income(7)                                     (5.00)%                    $(250.00)
--------------------------------------------------------------------------------------------------------------
RETURN ON A $5,000 INITIAL INVEST-
MENT REQUIRED TO BREAKEVEN                                     7.20%                      $360.00
--------------------------------------------------------------------------------------------------------------

Notes to Breakeven Table

(1) Brokerage Commissions include the Consulting Fees payable to the Advisors by MLF. Consulting Fees range up to 4% per annum of Fund assets managed, depending on the Advisor. As of January 1, 1997, the 9.25% per annum Brokerage Commissions were reduced to 8.75%.

(2) Beginning January 1, 1996, the annual Brokerage Commissions payable by MLF were reduced to 9.25% from 9.50% with 0.25% per annum being recharacterized as an Administrative Fee payable directly to MLIP by the Fund. This recharacterization had no effect on the Fund.

(3)      Estimated; based on the Fund's December 31, 1996 capitalization.

(4) Estimated; paid on a per-transaction basis. The bid-ask spreads paid on forward currency trades are difficult to estimate and are not included as an expense in the Breakeven Table. The F/X Desk is the Foreign Exchange Desk organized by MLIP through which the Fund trades forward currency contracts.

(5) It is not possible to predict the Profit Shares which might be paid in a breakeven year. MLIP believes, based on the experience of the Fund to date, that 2.00% of average month-end capitalization is a reasonable estimate of breakeven Profit Share expense; however, actual Profit Shares could differ.

(6) Redemption charges would equal 3.1% of the initial $5,000 investment because these charges would equal 3% of the $5,155 year-end Net Asset Value necessary in order for the investor to receive net redemption proceeds of $5,000 after subtracting the 3% redemption charge.

(7) Estimated. The total cash management return earned on the Fund's assets, including the results of MLAM's cash management services, is assumed to approximate the 91-day Treasury bill rate for purposes of this estimate; in fact, however, MLAM's cash management may be unable to produce an enhanced cash management return or avoid a loss of principal. Such estimate does not reflect the economic benefit which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar Available Assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management Income-- Interest Earned on the Fund's U.S. Dollar Available Assets not Managed by MLAM."

                               ----------------
         If the percentage of a series' capital allocated to trading were to increase, so would Brokerage Commissions and Administrative Fees (as well as F/X Desk service and related fees) as a percentage of total capital. At 100% leverage, the Fund's annual Brokerage Commissions and Administrative Fees would equal 8.75% and 0.25%, respectively, of the Fund's average month-end Net Assets and the trading profits required for an initial $5,000 investment to breakeven would increase to 9.45% or $472.50.

                        Description of Current Charges


Recipient                           Nature of Payment                  Amount of Payment
---------                           -----------------                  -----------------
MLIP                                Organizational and                 The Fund is reimbursing MLIP for organizational
                                    initial offering cost              and initial offering costs in 36 monthly installments
                                    reimbursement                      of $6,642 (a total of $239,100) ending October 31,
                                                                       1997.

MLF                                 Brokerage Commissions              A flat-rate monthly commission of 0.7708 of 1%
                                                                       (an 9.25% annual rate) of the Fund's month-end
                                                                       assets committed to trading. The Fund will initially
                                                                       commit 75% of the capital attributable to each
                                                                       series of Units issued after July 16, 1996 to trading.
                                                                       All series outstanding as of the date of this Report
                                                                       began trading with 60% of their assets committed to
                                                                       trading.

                                                                       During 1994 (2 2/3 months), 1995 and 1996, the round-turn
                                                                       (each purchase and sale or sale and purchase of a single
                                                                       futures contract) equivalent rate of the Fund's flat-rate
                                                                       Brokerage Commissions was approximately $53, $134 and $116, respectively.

                                                                       As of January 1, 1997, the 9.25% per annum Brokerage
                                                                       Commissions were reduced to 8.75% per annum (0.7291 of 1% of the Fund's Month-end assets).

MLF                                 Use of Fund assets                 MLF may derive an economic benefit from the deposit of
                                                                       certain of the Fund's U.S. dollar Available Assets not
                                                                       managed by MLAM in offset accounts; this benefit to date has not exceeded 3/4 of 1% of such average daily U.S. dollar
                                                                       Available Assets.

MLIP                                Administrative Fees                A flat-rate monthly charge, payable to MLIP, of 0.020833 of
                                                                       1% (a 0.25 of 1% annual rate) of the Fund's month-end assets committed to trading. MLIP pays the Fund's routine
                                                                       administrative costs.

MLIB                                Bid-ask spreads                    Under MLIP's F/X Desk arrangements, MLIB receives bid-ask
                                                                       spreads on the forward trades it executes with the Fund.

Other                               Bid-ask spreads                    The counterparties other than MLIB with which the
 Counterparties                                                        F/X Desk deals each also receive bid-ask spreads
                                                                       on the forward trades it executes with the Fund.


Recipient                           Nature of Payment                  Amount of Payment
---------                           -----------------                  -----------------
MLIP                                F/X Desk service fees              Under the F/X Desk arrangements, MLIP or another Merrill
                                                                       Lynch entity receives a service fee equal, at current
                                                                       exchange rates, to approximately $5.00 to $12.50 on each
                                                                       purchase or sale of each futures contract-equivalent forward contract executed with counterparties other than MLIB.

MLIB                                EFP differentials                  MLIB or an affiliate receives a differential spread for
                                                                       exchanging the Fund's spot currency positions (which are
                                                                       acquired through the F/X Desk, as described above) for
                                                                       equivalent futures positions.

Government Securities               Bid-ask spreads                    The dealers with which MLAM executes Government Securities
  Dealers                                                              trades include bid-ask spreads in the prices they quote to the Fund.

Trading Advisors                    Profit Shares                      Prior to January 1, 1997, all Advisors received quarterly
                                                                       Profit Shares ranging from 15% to 25% (depending on the
                                                                       Trading Advisor) of any New Trading Profit. As of January 1,
                                                                       1997, a number of Advisors agreed to receive only annual
                                                                       Profit Shares. Profit Shares are also paid upon redemption of
                                                                       Units. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Fund. The Fund may pay substantial Profit Shares during periods when it is incurring significant overall losses.

MLF;                                Extraordinary expenses             Actual costs incurred; none paid to date, and expected to be
  Others                                                               negligible.

                                ---------------

                  REGULATION

                  The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission and the National Futures Association. Other than in respect of its periodic reporting requirements, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

                  (i) through (xii) -- not applicable.

                  (xiii)  The Partnership has no employees.

         (d)      Financial Information about Foreign and Domestic Operations
                  -----------------------------------------------------------
                  and Export Sales:
                  ----------------

                  The Partnership and the Trading Partnership do not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. The Trading Partnership does, however, trade, from the United States, on a number of foreign commodity exchanges.

Item 2:  Properties
         ----------

         Neither the Partnership nor the Trading Partnership use any physical properties in the conduct of its business.

         The Partnership's and the Trading Partnership's only place of business is the place of business of the General Partner (see Item 10 herein). The General Partner performs all administrative services for the Partnership and the Trading Partnership from the General Partner's offices.

Item 3:  Legal Proceedings
         -----------------

         There are no pending legal proceedings to which the Partnership, the Trading Partnership or the General Partner is a party.

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 15% of the Fund's assets committed to trading as of January 1, 1997. In September 1996, JWH was named as a co-defendant in class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County that contained the same allegations as the New York and California complaints. The actions, which seek unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter's alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Partnership has never submitted any matters to a vote of its Limited Partners.

                                    PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------

         (a)      Market Information:
                  ------------------

                  There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may purchase or redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date are not entitled to any benefits under the Merrill Lynch & Co., Inc. guarantee.

         (b)      Holders:
                  -------

                  As of December 31, 1996, there were 3,514 holders of Units, including the General Partner and the Trading Advisors.

         (c)      Dividends:
                  ---------

                  For series issued on or prior to July 16, 1996, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $6 per Unit (depending upon the series). The General Partner may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each series of Units, subject to an annual limited of 4% of the Net Asset Value per Unit of each series as of the beginning of the preceding twelve-month period. The first such distribution with respect to the Series A Units took place on October 1, 1995. At such time Series A Unitholders received a fixed-rate distribution equal to $3.50 per Unit and a discretionary distribution equal to $2.50 per Unit (for a total distribution of $6.00 per Unit). Series A Unitholders received another distribution of $6.00 per Unit on October 1, 1996. The first distribution with respect to Series B Units took place on January 1, 1996. At such distribution, Series B Unitholders also received a fixed-rate distribution equal to $3.50 per Unit and a discretionary distribution equal to $2.50 per Unit (for a total distribution of $6.00 per Unit). The first such distributions for Series C, D and E of a fixed rate distribution of $3.50 per Unit took place on April 1, 1996, July 1, 1996 and October 1, 1996, respectively. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their series of Units.

                  The General Partner does not contemplate making any distributions on any series of Units issued subsequent to July 16, 1996 (no such series have been issued to date).

Item 6:  Selected Financial Data
         -----------------------

         The following selected financial data has been derived from the audited financial statements of the Partnership:

                                                                                               October 12, 1994
                                              January 1, 1996          January 1, 1995           (commencement
                                                   to                        to                of operations) to
Income Statement Data                        December 31, 1996        December 31, 1995        December 31, 1994
---------------------                        -----------------        -----------------        -----------------
Revenues:
Trading Profits (Loss)
      Realized Gain (Loss)                      $9,038,064                $4,407,833            $  (363,054)
      Change in Unrealized (Loss) Gain           (396,221)                 1,355,377              1,115,935
                                                 ---------                ----------             ----------
      Total Trading Results                      8,641,843                 5,763,210                752,881

  Interest Income                                4,545,186                 3,415,670                377,303
                                                 ---------                ----------             ----------

      Total Revenues                            13,187,029                 9,178,880              1,130,184
                                                ----------                ----------             ----------

Expenses:
      Brokerage Commissions                      4,775,116                 3,216,364                405,653
      Administrative Fees/1/                       129,057                    86,928                 10,964
      Profit Shares                                978,264                   652,366                129,169
                                                ----------                ----------             ----------

      Total Expenses                             5,882,437                 3,955,658                545,786
                                                ----------                ----------             ----------

 Net Income Before Minority Interest             7,304,592                 5,223,222                584,398

       Minority Interest/2/                        (81,228)                  (36,730)                (4,504)
                                                ----------                ----------             ----------

 Net Income                                    $ 7,223,364                $5,186,492            $   579,894
                                               ===========                ==========            ===========

Balance Sheet Data/3/                        December 31, 1996        December 31, 1995        December 31, 1994
------------------                           -----------------        -----------------        -----------------

Aggregate Net Asset Value
   (Series A-H)                                $78,905,273               $74,846,544            $32,314,228

Net Asset Value per Unit
   Series A                                       $110.70/4/                $106.96/5/              $101.76
   Series B                                       $114.24/4/                $110.36                    N/A
   Series C                                       $109.33/4/                $103.35                    N/A
   Series D                                       $108.19/4/                $102.34                    N/A
   Series E                                       $108.58/4/                $102.72                    N/A
   Series F                                       $108.92                       N/A                    N/A
   Series G                                       $107.32                       N/A                    N/A
   Series H                                       $106.47                       N/A                    N/A
-------------------

        /1/ As of January 1, 1996, a portion of the Brokerage Commissions were reclassified as Administrative Fees, at no additional cost to the Fund. Certain amounts in prior periods have been reclassified to conform to the current period presentation of the Administrative Fees.

        /2/ MLIP is general partner of the Trading Partnership. Because the Fund owns substantially all of the Trading Partnership, Trading Partnership activities are referred to as Fund activities in this Report. The minority interest represents MLIP's share, as general partner of the Trading Partnership, of the Trading Partnership's profit or loss.

        /3/ Balance Sheet Data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principals ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

        /4/ Net of aggregate distributions of $12.00 per Unit on the Series A Units, $6.00 on the B Units and $3.50 on the Series C, D and E Units.

        /5/ Net of the distribution of $6.00 per Unit on the Series A Unit.


------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES A UNIT
------------------------------------------------------------------------------------------------------------------------------------

         Jan.      Feb.       Mar.      Apr.         May        June      July       Aug.     Sept.      Oct.       Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1994     N/A       N/A        N/A        N/A         N/A         N/A       N/A       N/A       N/A     $101.04    $101.36   $101.76

------------------------------------------------------------------------------------------------------------------------------------

 1995   $101.36   $103.63    $107.94   $109.09     $110.40     $110.18   $108.94    $109.98   $109.62  $103.91*   $104.63*  $106.96*

------------------------------------------------------------------------------------------------------------------------------------

1996   $109.65*  $105.56*   $106.69*  $110.05*    $107.82*    $109.33*  $107.51*   $108.04*  $109.80* $108.24**  $110.93** $110.70**

------------------------------------------------------------------------------------------------------------------------------------

    * After reduction for the $6.00 per Series A Unit distribution made as of October 1, 1995.
   ** After reduction for the second $6.00 per Series A Unit distribution made as of October 1, 1996.

------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES B UNIT
------------------------------------------------------------------------------------------------------------------------------------

          Jan.       Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.     Oct.       Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1994   N/A       N/A        N/A       N/A        N/A         N/A       N/A        N/A       N/A      N/A        N/A       N/A
------------------------------------------------------------------------------------------------------------------------------------

 1995    $98.82   $101.05    $105.24   $106.36    $107.67     $107.46   $106.25    $107.27   $106.91  $107.21    $107.96   $110.36
------------------------------------------------------------------------------------------------------------------------------------

 1996   $106.98*  $102.99*   $104.09*  $107.37*   $105.20*    $106.67*  $104.90*   $105.41*  $107.13* $111.70*   $114.47*  $114.24*
------------------------------------------------------------------------------------------------------------------------------------

    * After reduction for the $6.00 per Series B Unit distribution made as of January 1, 1996.

------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES C UNIT
------------------------------------------------------------------------------------------------------------------------------------

           Jan.      Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.     Oct.       Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1995   N/A       N/A        N/A        $99.66    $100.81     $100.60   $ 99.51    $100.44   $100.13  $100.40    $101.10   $103.35
------------------------------------------------------------------------------------------------------------------------------------

 1996   $105.97   $102.00    $103.10   $102.73*   $100.66*    $102.05*  $100.35*   $100.85*  $102.49* $106.87*   $109.55*  $109.33*
------------------------------------------------------------------------------------------------------------------------------------

     * After reduction for the $3.50 per Series C Unit distribution made as of April 1, 1996.

------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES D UNIT
------------------------------------------------------------------------------------------------------------------------------------

           Jan.      Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.     Oct.       Nov.      Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1995   N/A       N/A        N/A       N/A        N/A         N/A        $98.63     $99.53    $99.23   $99.50    $100.20   $102.34
------------------------------------------------------------------------------------------------------------------------------------

 1996   $104.83   $100.94    $102.02   $105.21    $103.11     $104.51    $99.33*    $99.82*  $101.45* $105.74*   $108.40*  $108.19*
------------------------------------------------------------------------------------------------------------------------------------

     * After reduction for the $3.50 per Series D Unit distribution made as of July 1, 1996.


------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES E UNIT
------------------------------------------------------------------------------------------------------------------------------------

          Jan.      Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.       Oct.       Nov.     Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1995     N/A       N/A        N/A       N/A         N/A         N/A       N/A       N/A       N/A       100.26     100.90   102.72
------------------------------------------------------------------------------------------------------------------------------------

 1996   $105.17   $101.32    $102.40   $105.55    $103.49     $104.86   $103.12    $103.62   $105.31    $106.12*   $108.79* $108.58*

------------------------------------------------------------------------------------------------------------------------------------

* After reduction for the $3.50 per Series E Unit distribution made as of October 1, 1996.

------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES F UNIT
------------------------------------------------------------------------------------------------------------------------------------

           Jan.      Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.       Oct.       Nov.     Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1996  $102.16    $98.45     $99.46    $102.34    $100.44     $101.72    $100.01    $100.49   $102.08    $106.43    $109.13  $108.92

------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES G UNIT
------------------------------------------------------------------------------------------------------------------------------------

           Jan.      Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.       Oct.       Nov.     Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1996      N/A       N/A        N/A      $100.87   $98.95      $100.35   $98.66     $99.14   $100.71    $104.90    $107.53  $107.32

------------------------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------------------------

                                               MONTH-END NET ASSET VALUE PER SERIES H UNIT
------------------------------------------------------------------------------------------------------------------------------------

           Jan.      Feb.       Mar.      Apr.        May        June      July       Aug.     Sept.       Oct.       Nov.     Dec.
------------------------------------------------------------------------------------------------------------------------------------

 1996      N/A       N/A        N/A       N/A         N/A         N/A    $97.82     $98.32   $99.90     $104.11    $106.69  $106.47

------------------------------------------------------------------------------------------------------------------------------------


Net Asset Value per Unit varies from how it would be calculated for purposes of GAAP due to the amortization of organizational and initial offering costs.

                         ML PRINCIPAL PROTECTION L.P.

                               December 31, 1996

       Type of Pool:  Multi-Advisor; Selected Advisor/Publicly-Offered/
                          "Principal Protected"/(1)/
                   Inception of Trading:   October 12, 1994
                    Aggregate Subscriptions:   $101,903,535
                     Current Capitalization:   $78,843,285
                Worst Monthly Drawdown:/(2)/   (3.70)%  (2/96)
             Worst Peak-to-Valley Drawdown:/(3)/   (3.70)%  (2/96)

--------------------------------------------------------------------------------
                          Monthly Rates of Return/(4)/
--------------------------------------------------------------------------------
          Month              1996                1995                   1994
-------------------------------------------------------------------------------
         January                    2.45%               (0.55)%         --
-------------------------------------------------------------------------------
        February                   (3.70)%               2.24%          --
-------------------------------------------------------------------------------
         March                      1.06%                4.17%          --
-------------------------------------------------------------------------------
         April                      3.10%                0.91%          --
-------------------------------------------------------------------------------
          May                      (1.98)%               1.20%          --
-------------------------------------------------------------------------------
         June                       1.36%               (0.21)%         --
-------------------------------------------------------------------------------
         July                      (1.68)%              (1.30)%         --
-------------------------------------------------------------------------------
        August                      0.49%                0.95%          --
-------------------------------------------------------------------------------
       September                    1.62%               (0.32)%         --
-------------------------------------------------------------------------------
        October                     4.25%                0.29%         1.04%
-------------------------------------------------------------------------------
       November                     2.50%                0.69%         0.32%
-------------------------------------------------------------------------------
       December                    (0.20)%               2.12%         0.40%
-------------------------------------------------------------------------------
       Compound                     9.36%               10.55%         1.76%
Rate of Return                                                     (2 2/3 months)
-------------------------------------------------------------------------------

Rates of Return are presented on a composite, not a series-by-series, basis.

                           -------------------------

                  THE UNITS ISSUED AFTER JULY 16, 1996 WILL COMMENCE TRADING WITH 75% OF THEIR ASSETS ALLOCATED TO TRADING. ALL SERIES OF UNITS ISSUED TO DATE HAVE TRADED AT ONLY APPROXIMATELY 60% LEVERAGE. INCREASING TRADING LEVERAGE SHOULD INCREASE MONTHLY RATES OF RETURN (BOTH POSITIVE AND NEGATIVE), DRAWDOWNS, PROFIT POTENTIAL, RISK AND VOLATILITY.

                           -------------------------


                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. The Fund does not currently allocate more than 25% of its trading assets to any single Advisor but may do so in the future; consequently, it is referred to as a"Multi-Advisor; Selected Advisor" fund. Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The ML&Co. Guarantee and MLIP related deleveraging of the Fund's trading provides the "principal protection" feature of the Fund.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Fund during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Fund as of the beginning of such month. The composite returns of the Fund reflect the results of the Fund as a whole, not the performance of any single series of Units (however, the composite returns closely match during the same period the performance of all series then outstanding). Although the series begin trading at different times and, accordingly, have materially different cumulative returns, as all series participate in the same trading account and at approximately the same degree of leverage, the only significant difference between the performance of different series during a given month is typically the different amount of Profit Shares paid. In no month has any series had a rate of return 10% higher or lower than any other series.

Item 7:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operation
         ------------

         The Two-Tier Structure of the Fund

         The Fund does not trade directly through opening managed accounts with the Advisors, but rather through investing in the Trading Partnership. The Trading Partnership, in turn, allocates substantially all of its capital to the Advisors, and the different series of Units share pro rata in the overall profits and losses of the Trading Partnership based on their respective investments in it. No series of Units can lose more in its trading than the amount which such series has invested in the Trading Partnership.

         Although different series of Units invest different percentages of their overall capital in the Trading Partnership, all assets so invested are 100% allocated to trading. All trading losses are shared pro rata among the different series based on their respective investments in the Trading Partnership.

         The use of the Trading Partnership by the Fund has no effect on the leverage at which the different series of Units trade. The Fund trades through investing in the Trading Partnership rather than directly, solely in order to eliminate the highly unlikely risk that one series of Units might be subject to paying trading debts attributable to another. This risk arises because it is theoretically possible that catastrophic losses could deplete all the assets of a particular series allocated to the Advisors for management. Any remaining losses would remain a debt of the Fund to which all other series' capital would be subject. The Fund/Trading Partnership structure eliminates the risk of such inter-series liability. The CFTC would not permit the Fund to continue the offering of the Units unless such inter-series liability were eliminated.

         For example, assume that each of Series I and Series II Units had $10 million in capital, and Series I allocated $9.5 million (95% leverage) and Series II $8.5 million (85% leverage) to the Trading Partnership. If losses bankrupted the Trading Partnership, each Series' trading account would share pro rata in such losses. The Series I Units would create a larger deficit balance because of the higher degree of leverage at which that Series traded. However, there would be no risk that, for example, a $3 million deficit balance allocable to Series I trading account would be subject to being repaid from any of the $1.5 million withheld from trading by the Series II Units (or from any of the $0.5 million withheld from trading by the Series I Units, for that matter), because the Fund itself is not liable for the debts of its subsidiary Trading Partnership. Any deficit balance incurred by a bankrupt Trading Partnership would become an uncollectible debt due to MLF. MLF accepts such deficit balance risk each time it accepts a limited liability entity such as the Trading Partnership as a client.

         There is no benefit (or detriment) to investors from the two-tier Fund/Trading Partnership structure other than permitting the Fund to issue the series of Units at different times, which series, may, over time, trade with different percentages of their capital allocated to trading.



-----------                                            Investors
  MLPF&S
-----------                                       Limited Partnership
Cash Management                Custody                   Units
of Fund and Trading            Agreement                                        Sole
Partnership Assets held                                                         General       --------
at MLPF&S and MLF                                ---------------------          Partner         MLIP
                                                     ML Principal                             --------
----------                                         Protection L.P.
   MLAM                       Investment            (the "Fund")
----------                    Advisory          ---------------------
Cash Management               Contract                  Sole                    Sole
of Fund and Trading                                Limited Partner              General
Partnership Assets held                        -------------------------        Partner
at MLPF&S and MLF                                   ML Principal
----------                   Customer            Protection Trading L.P.
   MLF                       Agreement             (the "Trading
----------               -----------------          Partnership")
                             F/X Desk          -------------------------
                         Service Agreement

                      Global Futures and Forward Markets

         OPERATIONAL OVERVIEW; ADVISOR SELECTIONS

         The Fund's results of operations depend on MLIP's ability to select Advisors and the Advisors' ability to trade profitably. MLIP's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Fund's results of operations is its actual performance record to date. However, because of the speculative nature of its trading, the Fund's past performance is not necessarily indicative of its future results.

         In the Partnership's 26 2/3 months of trading through December 1996, MLIP has (i) terminated one core Advisor, (ii) added 6 non-core Advisors, (iii) terminated 2 non-core Advisors, and (iv) reallocated trading assets as of the beginning of 9 different months. MLIP expects to continue making frequent changes to both allocations and Advisor combinations. All series of Units trade under the direction of the same Advisor allocation and combination, as the same may be changed from time to time by MLIP.

         MLIP's decision to terminate or reallocate assets among Trading Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its allocation decisions.

         MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of the Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

         RESULTS OF OPERATIONS

         General. MLIP believes that multi-advisor futures funds should be
         -------
regarded as medium- to long-term (i.e., three to five year) investments, but it is difficult to identify trends in the Fund's operations and virtually impossible to make any predictions regarding future results based on the results to date. An investment in the Fund may be less successful over a longer than a shorter period.

         Markets with sustained price trends tend to be more favorable to managed futures investments than whipsaw, choppy markets, but (i) this is not always the case, (ii) it is impossible to predict when price trends will occur and (iii) different Advisors are affected differently by trending markets as well as by particular types of trends.

         MLIP attempts to control credit risk in the Fund's futures, forward and options trading (the Fund does not trade derivatives other than futures and forward contracts and options thereon) by trading only through MLF. MLF acts solely as a broker or counterparty to the Fund's trades; it does not advise with respect to, or direct, any such trading.

         MLIP attempts to control the market risk inherent in the Fund's trading by MLIP multi-advisor structuring and Trading Advisor selection. MLIP reviews the positions acquired by the Advisors on a daily basis in an effort to determine whether the overall positions of the Fund may have become what MLIP analyzes as being excessively concentrated in a limited number of markets or under the direction of generally similar strategies -- in which case MLIP may, as of the next month-end or quarter-end, adjust the Fund's Advisor combination and/or allocations so as to attempt to reduce the risk of such over-concentration occurring in the future. MLIP also adjusts the percentage of each series' capital allocated to trading, with the principal objective of protecting ML&Co. from any liability under its guarantee of a $100 minimum Net Asset Value per Unit as of the Principal Assurance Date for each of the respective series of Units. The market risk to the Fund is limited by the combination of its "principal protection" feature and its multi-advisor strategy.

         To date, all series of Units have allocated approximately 60% of their assets to trading. All series of Units sold after July 16, 1996 (no such Units have been as of the date of this Report) will initially allocate 75% of their assets to trading. MLIP's determination as to how much of a series' capital to allocate to trading from time to time -- again, a determination primarily dictated by MLIP's objective of ensuring that ML&Co. is never required to make any payments under its guarantee that the Net Asset Value per Unit of each series will be at least $100 as of such series' Principal Assurance Date-- has a material impact on the performance of such series.

         In the case of Units issued subsequent to July 16, 1996, MLIP's ability to adjust the leverage at which these series trade will be restricted by the regulatory requirement that if MLIP adjusts the leverage of any one such series, it must adjust the leverage of all such series so that all are trading with the same percentage of their total capital allocated to trading.

         MLIP may consider making distributions on the Units offered subsequent to July 16, 1996 under certain circumstances (for example, if substantial profits are recognized); however, MLIP does not presently intend to do so. MLIP has, however, undertaken to make certain distributions on all Units issued on or prior to July 16, 1996.

         The performance of the different series of Units differs somewhat over the same period, primarily, because as the various series begin trading at different times, they pay different Profit Shares (although at the same base rates), during the same periods.

         Performance Summary

         1994 (2 2/3 months)

         Statistics. During 1994 (2 2/3 months), the Fund's average month-end
         ----------
Net Assets equaled $32,552,448, and the Fund recognized gross trading gains of $752,881 while incurring Brokerage Commissions of $416,617 and Profit Shares of $129,169 (2.3%, 1.28% and 0.40%, respectively, of average month-end Net Assets). Interest income of $377,303 or 1.16% of average month-end Net Assets resulted in net income of $579,894 (before organizational and initial offering cost reimbursement payments of $17,712 and after deducting MLIP's $4,504 minority interest in the profits and losses of the Trading Partnership) or 1.78% of average month-end Net Assets, which resulted in a 1.76% increase in the Net Asset Value per Series A Unit, the only series outstanding in 1994.

         Overview. The 2 2/3 months of trading during 1994 were characterized by
         --------
relatively quiet markets without many major price trends. United States interest rates generally declined during the period and as they did, so did the U.S. dollar as compared to the Deutschemark and certain other major currencies. During this period, the Fund recorded a modest gain.

         1995

         Statistics. During 1995, the Fund's average month-end Net Assets
         ----------
equaled $55,827,125, and the Fund recognized gross trading gains of $5,763,210 while incurring Brokerage Commissions of $3,303,292 and Profit Shares of $652,366 (10.32%, 5.92% and 1.17%, respectively, of average month-end Net Assets). Interest income of $3,415,670 or 6.12% of average month-end Net Assets resulted in net income of $5,186,492 (before organizational and initial offering cost reimbursement payments of $79,700 and after deducting MLIP's $36,730 minority interest in the profits and losses of the Trading Partnership) or 9.29% of average month-end Net Assets.

         Overview. In 1995, prevailing price trends in several key markets
         --------
enabled the Advisors to trade profitably for the Fund. Although trading in many of the traditional commodity markets may have been lackluster, the currency and financial markets offered exceptional trading conditions. After months characterized by very difficult trading environments, solid price trends across many markets (including U.S. Treasury and non-dollar bond markets) began to emerge during the first quarter of 1995. In the second quarter of 1995, market volatility once again began to affect trading, as many previously strong price trends began to weaken and, in some cases, reverse. The U.S. dollar hit new lows versus the Japanese yen and Deutschemark before rebounding sharply. In addition, there were strong indications that the U.S. economy was slowing which, when coupled with a failure of the German Central Bank to lower interest rates, stalled a rally in the German bond market. During the third quarter there was a correction in U.S. bond prices after several months of a strong uptrend. Despite exposure to the global interest-rate markets, the Fund's long positions in U.S. Treasury bonds had a negative impact on performance. Throughout August and into September, the U.S. dollar rallied sharply against the Japanese yen and the Deutschemark as a result of the coordinated intervention by major central banks and widespread recognition of the growing banking crisis in Japan. Despite continued price volatility during the final quarter of 1995, the Trading Advisors were able to identify several trends in key markets. U.S. Treasury bond prices continued their strong move upward throughout November, due both to weak economic data and optimism on federal budget talks. As the year ended, the yield on the 30-year Treasury bond was pushed to its lowest level in more than two years.

         1996

         Statistics.  During 1996, the Fund's average month-end Net Assets
         -----------
equaled $82,789,767 and the Fund recognized gross trading gains of $8,641,843 while incurring Brokerage Commissions of $4,775,116, Administrative Fees of $129,057 and Profit Shares of $978,264 (10.44%, 5.77%, 0.16% and 1.18%,
respectively, of average month-end Net Assets). Interest income of $4,545,186 or 5.49% of average month-end Net Assets resulted in net income of $7,223,364 (before organizational and initial offering cost reimbursement payments of $79,700 and after deducting MLIP's $81,228 minority interest in the profits and losses of the Trading Partnership) or 8.72% of average month-end Net Assets.

         Overview. 1996 began with the East Coast blizzard, continuing
         ---------
difficulties in the U.S. federal budget talks and an economic slowdown having a negative impact on many markets. The Fund was profitable in January due to the strong profits in currency trading as the U.S. dollar reached a 23-month high against the Japanese yen. In February, however, the Fund incurred its worst monthly loss due to the sudden reversals in several strong price trends and considerable volatility in the currency and financial markets. During March, large profits were taken in the crude oil and gasoline markets as strong demand continued and talks between the United Nations and Iraq were suspended. This trend continued into the second quarter, during which strong gains were also recognized in the agricultural markets as a combination of drought and excessive rain drove wheat and grain prices to historic highs. In the late summer and early fall months, the Fund continued to trade profitably as trending prices in a number of key markets favorably impacted the Fund's performance. In September heating oil hit a five-year high on soaring prices in Europe, and the Fund was also able to capitalize on downward trends in the metals markets. Strong trends in the currency and global bond markets produced significant gains in October and November, but the year ended with declining performance as December witnessed the reversal of several strong upward trends and increased volatility in key markets.

         PERFORMANCE OVERVIEW

         The principal variables which determine the net performance of the Partnership are gross profitability and interest income. During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. This negatively impacted revenue because interest income is typically a major component of commodity pool profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

         The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of assets allocated to trading. The only Fund costs (other than the insignificant F/X Desk service fees, EFP differentials and organizational and offering cost reimbursement payments as well as bid-ask spreads on forward contracts) which are not based on a percentage of the Fund's assets allocated to trading are the Profit Shares payable to the Trading Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

         The events that primarily determine the Partnership's profitability are those that produce sustained and major price movements. The Advisors are generally more likely to be able to profit from sustained trends, irrespective of their direction, than from static markets. During the course of the Partnership's performance to date, such events have ranged from Federal Reserve Board reductions in interest rates, the apparent refusal of Iraq to arrive at a settlement which would permit it to sell oil internationally, the inability of the U.S. government to agree upon a federal budget, and a combination of drought and excessive rain negatively impacting U.S. agricultural harvesting as well as planting. While these events are representative of the type of circumstances which materially affect the Fund, the specific events which will do so in the future cannot be predicted or identified.

         Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time. Furthermore, the profits on many open positions are effectively realized on a daily basis through the payment of variation margin.

         Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Fund.

         THE DIFFERENT SERIES OF UNITS

         All series of Units issued after July 16, 1996 will begin trading with the same percentage (75%) of their total capital allocated to trading (by investment in the Trading Partnership). All series trade in a common trading account and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIP -- e.g., making a distribution or adjusting trading leverage -- must be done in such a way, that all Units receive the same distributions (if any) as well as having the same percentage of capital allocated to trading after the adjustment. Despite these fundamental similarities among the different series, because the series begin trading at different times they are likely to come, as a result of trading profits and losses, to have different percentages of their capital allocated to trading, pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values.

         LIQUIDITY AND CAPITAL RESOURCES

         The amount of capital raised for the Fund should not, except at extremely high levels of capitalization, have a significant impact on its operations. The Fund's costs are generally proportional to its asset base and, within broad ranges of capitalization, the Advisors' trading positions (and the resulting gains and losses) should increase or decease in approximate proportion to the size of the Fund account managed by each of them, respectively.

         The Partnership raises additional capital only through the continuous offering of its Units.

         Inflation per se is not a significant factor in the Fund's profitability, although inflationary cycles can give rise to the type of major price movements that can have a materially favorable or adverse impact on the Fund's performance.

         Changes in the level of prevailing interest rates could have a material effect on the Fund's trading leverage. Interest rates directly affect the calculation of the discounted value (discounted back from the relevant Principal Assurance Date) of the guaranteed $100 minimum Net Asset Value per Unit and, accordingly, the assets which a given series of Units has available for trading.

         In its trading to date, the Fund has from time to time had substantial unrealized gains and losses on its open positions. These gains or losses are received or paid on a periodic basis as part of the routine clearing cycle on exchanges or in the over-the-counter markets (the only over-the-counter market in which the Fund trades is the inter-bank forward market in currencies). In highly unusual circumstances, market illiquidity could make it difficult for certain Advisors to close out open positions, and any such illiquidity could expose the Fund to significant losses, or cause it to be unable to recognize unrealized gains. However, in general, there is no meaningful difference between the Fund's realized and unrealized gains.

         In terms of cash flow, it makes little difference whether a market position remains open, (so that the profit or loss on such position remains "unrealized"), as cash settlement of "unrealized" gains and losses occurs periodically whether or not positions are closed out. The only meaningful difference between realized and unrealized gains or losses in the case of the Fund is that unrealized items reflect gains or losses on positions which the Advisors have determined not to close out (presumably, in the hope of future profits), whereas realized gains or losses reflect amounts received or paid in respect of positions no longer being maintained.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

         The financial statements required by this Item are included in
Exhibit 13.01.

         The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable.

Item 9: Changes in and Disagreements with Accountants on Accounting and
        ---------------------------------------------------------------
Financial Disclosure
--------------------

         There were no changes in or disagreements with accountants on accounting and financial disclosure.

                                   PART III

Item 10:  Directors and Executive Officers of the Registrant
------------------------------------------------------------

         (a,b)    Identification of Directors and Executive Officers:
                  ---------------------------------------------------

                  As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

                  The principal officers of MLIP and their business backgrounds are as follows.

                   John R. Frawley, Jr.      Chief Executive Officer, President
                                             and Director

                   James M. Bernard          Chief Financial Officer,
                                             Senior Vice President and Treasurer

                   Jeffrey F. Chandor        Senior Vice President, Director of
                                             Sales, Marketing and Research
                                             and Director

                   Allen N. Jones            Chairman and Director

                   Steven B. Olgin           Vice President, Secretary
                                             and Director of Administration

                  John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chief Executive Officer, President and a Director of MLIP as well as Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets, and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its inception in 1990 through its dissolution in 1994. Mr. Frawley is currently a member of the CFTC's Financial Products Advisory Committee. In January 1996, he was re-elected to a one-year term as Chairman of the Managed Futures Association, the national trade association of the United States managed futures industry. Mr. Frawley is a Director of that organization, and a Director of the Futures Industry Institute. Mr. Frawley also currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing, and issues regarding a potential merger.

                  James M. Bernard was born in 1950. Mr. Bernard is Chief Financial Officer, Senior Vice President and Treasurer of MLIP. He joined MLF in 1983. Before that he was the Commodity Controller for Nabisco Brands Inc. from November 1976 to 1982 and a Supervisor at Ernst & Whinney from 1972 to November 1976. Mr. Bernard is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Science degree from St. John's University and a Master of Business Administration degree from Fordham University.

                  Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President and the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of Equity, Derivative Products and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

                  Allen N. Jones was born in 1942. Mr. Jones is Chairman and a Director of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. In February 1994, Mr. Jones became the Director of Individual Financial Services of the Merrill Lynch Private Client Group. From January 1992 to June 1992, he held the position of First Vice President of MLPF&S. From January 1990 to June 1992, he held the position of District Director of MLPF&S. Before January 1990, he held the position of Senior Regional Vice President of MLPF&S.

                  Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Futures Association's Government Relations Committee and has served as an arbitrator for the NFA.

                  At its December 1996 Board of Directors meeting, MLIP formed a Finance Committee composed of representatives of several different operating and administrative units at Merrill Lynch to oversee the financial controls and accounting procedures implemented by MLIP. The Finance Committee will meet periodically to review MLIP's financial reporting, monitoring and record keeping, as well as all proposed changes -- other than the selection of Advisors -- affecting the operations of the Fund.

                  As of December 31, 1996, the principals of MLIP had no investment in the Fund and MLIP's general partner interest in the Fund was valued at approximately $3 million.

                  MLIP acts as general partner to thirteen public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund(sm) L.P., The SECTOR Strategy Fund(sm) II L.P., The SECTOR Strategy Fund(sm) IV L.P., The SECTOR Strategy Fund(sm) V L.P., The SECTOR Strategy Fund(sm) VI L.P., ML Global Horizons L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

         (c)      Identification of Certain Significant Employees:
                  -----------------------------------------------

                  None.

         (d)      Family Relationships:
                  --------------------

                  None.

         (e)      Business Experience:
                  -------------------

                  See Item 10(a)(b) above.

         (f)      Involvement in Certain Legal Proceedings:
                  ----------------------------------------

                  None.

         (g)      Promoters and Control Persons:
                  -----------------------------

                  The General Partner is the sole promoter and controlling person of the Partnership.

Item 11: Executive Compensation
         ----------------------

         The officers of the General Partner are remunerated in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

Item 12: Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners:
                  -----------------------------------------------

                  As of December 31, 1996, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units. All of the Partnership's units of general partnership interest are owned by the General Partner.

         (b)      Security Ownership of Management:
                  --------------------------------

                  As of December 31, 1996, the General Partner owned 20,873.06 Units (unit-equivalent general partnership interests), which was less than 3% of the total Units outstanding.

         (c)      Changes in Control:
                  ------------------

                  None.

Item 13:  Certain Relationships and Related Exchange of Futures Transactions
          ------------------------------------------------------------------

         (a)      Transactions with Management and Others:
                  ---------------------------------------

                  The General Partner acts as administrative and trading manager of the Fund. The General Partner provides all normal ongoing administrative functions of the Partnership, such as accounting, legal and printing services. The General Partner, which receives the Administrative Fee, pays all expenses relating to such services.

         (b)      Certain Business Relationships:
                  ------------------------------

                  MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

                  In 1996, the Partnership paid: (i) Brokerage Commissions of $4,775,116 to the Commodity Broker, which included $1,248,233 in consulting fees paid by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $129,057 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefits from maintaining a portion of the Fund's assets in "offset accounts" as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management -- Income Interest Earned on the Fund's U.S. Dollar Available Assets not managed by MLAM" and Item 11, "Executive Compensation" herein, as well as from the Fund's F/X Desk and exchange of futures for physical ("EFP") trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

         (c)      Indebtedness of Management:
                  --------------------------

                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      Transactions with Promoters:
                  ---------------------------

                  Not applicable.

                                    PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

         (a)1.    Financial Statements (Found in Exhibit 13.01):                                      Page
                  ---------------------------------------------                                       ----
                  Independent Auditors' Report                                                           1

                  Consolidated Statements of Financial Condition as of December 31, 1996 and 1995        2

                  For the years ended December 31, 1996 and 1995 and the period from October 12, 1994 (Commencement of Operations) to December
                  31, 1994:

                           Consolidated Statements of Operations                                         3
                           Consolidated Statements of Changes in Partners' Capital                       4

                  Notes to Financial Statements                                                       5-13

         (a)2.    Financial Statement Schedules:
                  -----------------------------

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3.    Exhibits:
                  --------

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation                Description
-----------                -----------
1.01                       Selling Agreement among the Partnership, the General
                           Partner, Merrill Lynch Futures Inc., the Selling
                           Agent and the Trading Advisors.

Exhibit 1.01:              Is incorporated herein by reference from Exhibit 1.01
------------               contained in Amendment No. 1 to the Registration
                           Statement (File No. 33-73914) filed on July 14, 1994,
                           on Form S-1 under the Securities Act of 1933 (the
                           "Registrant's Registration Statement.")

1.01(a)                    Form of Selling Agreement Amendment among the
                           Partnership, the General Partner, Merrill Lynch
                           Futures Inc., the Selling Agent and the Trading
                           Advisors.

Exhibit 1.01(a):           Is filed herewith.
---------------

3.01(i) Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(i):           Is incorporated herein by reference from Exhibit
---------------            3.01(ii) contained in the Registrant's Registration
                           Statement (as Exhibit A).

3.01(ii) Amended and Restated Limited Partnership Agreement of the Trading Partnership.

Exhibit 3.01(ii):          Is incorporated herein by reference from Exhibit
----------------           3.01(ii) contained in Registrant's the Registration
                           Statement.

3.05(ii)                   Amended and Restated Certificate of Limited
                           Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.05(ii):          Is incorporated herein by reference from Exhibit
---------------            3.05(ii) contained in the Registrant's report on Form
                           10-Q for the Quarter Ended June 30, 1995.

10.01(h) Form of Advisory Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.01(h):          Is incorporated herein by reference from
----------------           Exhibit 10.01(h) contained in the Registrant's report
                           on Form 10-Q for the Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between Merrill Lynch Futures Inc. and each trading advisors.

Exhibit 10.02:             Is incorporated herein by reference from Exhibit
--------------             10.02 contained in the Registrant's Registration
                           Statement.

10.03 Form of Customer Agreement between the Trading Partnership and Merrill Lynch Futures Inc.

Exhibit 10.03              Is incorporated herein by reference from Exhibit
-------------              10.03 contained in the Registrant's Registration
                           Statement (as Exhibit B).

10.05                      Merrill Lynch & Co., Inc. Guarantee.

Exhibit 10.05:             Is incorporated herein by reference from Exhibit
-------------              10.05 contained in the Registrant's Registration
                           Statement (as Exhibit B).

10.06                      Form of Subscription Agreement and Power of Attorney.

Exhibit 10.06:             Is incorporated herein by reference from Exhibit
-------------              10.06 contained in the Registrant's Registration
                           Statement (as Exhibit D).

10.07(a) Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and various MLIP funds.

Exhibit 10.07(a):          Is incorporated herein by reference from Exhibit
----------------           10.07 contained in the Registrant's Registration
                           Statement (as Exhibit D).

10.07(b) Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07(b):          Is incorporated herein by reference from Exhibit
----------------           10.07 contained in the Registrant's Registration
                           Statement.

10.08 Investment Advisory Contract between Merrill Lynch Futures, the Partnership, the Trading Partnership and MLAM.

Exhibit 10.08:             Is incorporated herein by reference from Exhibit
-------------              10.08 contained in the Registrant's Registration
                           Statement.

10.09(a) Form of Advisory and Consulting Agreement Amendment among the General Partner, each Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.09(a):          Is filed herewith.
----------------

10.09(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.09(b):          Is filed herewith.
----------------

13.01                      1996 Annual Report and Independent Auditors' Report.

Exhibit 13.01:             Is filed herewith.
-------------

28.01                      Prospectus of the Partnership dated January 25, 1996.

Exhibit 28.01:             Is incorporated by reference as filed with the
-------------              Securities and Exchange Commission pursuant to Rule
                           424 under the Securities Act of 1933, Registration
                           Statement (File No. 33-73914) on Form S-1 (effective
                           January 25, 1996).

         (b)      Report on Form 8-K:
                  ------------------

                  No reports on Form 8-K were filed during the fourth quarter of 1996.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ML PRINCIPAL PROTECTION L.P.

                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                General Partner

                            By: /s/ John R. Frawley, Jr.
                                -----------------------------------------
                                John R. Frawley, Jr.
                                President, Chief Executive Officer and Director (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                           Title                                                        Date
---------                           -----                                                        ----

/s/John R. Frawley, Jr.             President and Chief Executive Officer and Director           March 14, 1997
-----------------------
John R. Frawley, Jr.

/s/James M. Bernard                 Chief Financial Officer, Treasurer (Principal Financial      March 14, 1997
-------------------
James M. Bernard                    and Accounting Officer) and Senior Vice President

/s/Jeffrey F. Chandor               Senior Vice President and Director of Sales,                 March 14, 1997
---------------------
Jeffrey F. Chandor                  Marketing and Research, and Director

/s/Allen N. Jones                   Director                                                     March 14, 1997
-----------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT     General Partner of Registrant        March 14, 1997
   PARTNERS INC.

By/s/ John R. Frawley, Jr.
  ------------------------
      John R. Frawley, Jr.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            ML PRINCIPAL PROTECTION TRADING L.P.

                            By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                General Partner

                            By: /s/ John R. Frawley, Jr.
                                -----------------------------------------
                                John R. Frawley, Jr.
                                President, Chief Executive Officer and Director (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 14, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


Signature                           Title                                                        Date
---------                           -----                                                        ----

/s/John R. Frawley, Jr.             President and Chief Executive Officer and Director           March 14, 1997
-----------------------
John R. Frawley, Jr.

/s/James M. Bernard                 Chief Financial Officer, Treasurer (Principal Financial      March 14, 1997
-------------------
James M. Bernard                    and Accounting Officer) and Senior Vice President

/s/Jeffrey F. Chandor               Senior Vice President and Director of Sales,                 March 14, 1997
---------------------
Jeffrey F. Chandor                  Marketing and Research, and Director

/s/Allen N. Jones                   Director                                                     March 14, 1997
-----------------
Allen N. Jones

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT     General Partner of Registrant        March 14, 1997
   PARTNERS INC.

By/s/ John R. Frawley, Jr.
  ------------------------
      John R. Frawley, Jr.

                         ML PRINCIPAL PROTECTION L.P.

                      ANNUAL REPORT FOR 1996 ON FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                               Exhibit
                               -------

Exhibit 1.01(a)                Form of Selling Agreement Amendment among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Selling Agent
                               and prospective trading advisors

Exhibit 10.09(a)               Form of Advisory and Consulting Agreement Amendment among
                               the General Partner, each Advisor, the Partnership and
                               Merrill Lynch Futures Inc.

Exhibit 10.09(b)               Form of Customer Agreement Amendment among the Partnership and MLF

Exhibit 13.01                  1996 Annual Report and Independent Auditors' Report

                To the best of the knowledge and belief of the
                   undersigned, the information contained in
                     this report is accurate and complete.

                               James M. Bernard
                            Chief Financial Officer
                    Merrill Lynch Investment Partners Inc.
                              General Partner of
                         ML Principal Protection L.P.