Form 10-Q
period 1997-03-31
ML PRINCIPAL PROTECTION LP
filed 1997-05-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------

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

                                                     13-3750642 (Registrant)
            Delaware                                 13-3775509 (Co-Registrant)
--------------------------------               ---------------------------------
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
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------   ------

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

                         PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)
                        --------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                           March 31,    December 31,
                                              1997          1996
                                          ------------  ------------
ASSETS
------
Cash                                       $       958   $       328
Accrued interest receivable                    566,179        23,501
U.S. Government securities                  70,836,861    72,815,648
Equity in commodity futures trading
 accounts:
    Cash and option premiums                 7,412,239     7,177,888
    Net unrealized profit on open              479,655     1,677,317
     contracts
                                           -----------   -----------
                TOTAL                      $79,295,892   $81,694,682
                                           ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:
    Redemptions payable                    $ 1,456,038   $   966,906
    Profit shares payable                      583,452       658,800
    Brokerage commissions payable              355,127       378,291
    Organization and offering costs             48,706        68,630
     payable
    Administrative fees payable                 10,146        10,224
                                           -----------   -----------

            Total liabilities                2,453,469     2,082,851
                                           -----------   -----------

Minority interest                              809,171       768,546
                                           -----------   -----------

PARTNERS' CAPITAL:
    General Partner (20,873.06 and           2,363,315     2,301,180
     20,873.06 Units)
    Limited Partners (659,437.55 and        73,669,937    76,542,105
     702,786.91 Units)
                                        --------------   -----------

            Total partners' capital         76,033,252    78,843,285
                                        --------------   -----------

                TOTAL                      $79,295,892   $81,694,682
                                        ==============   ===========

NET ASSET VALUE PER UNIT (Note 2)
See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------

                                       For the three      For the three
                                        months ended       months ended
                                          March 31,          March 31,
                                            1997               1996
                                       -------------      --------------

REVENUES:
Trading profits (loss):

        Realized                          $ 4,591,648      $  608,812
        Change in unrealized               (1,197,662)       (691,428)
                                          -----------      ----------

            Total trading results           3,393,986         (82,616)
                                          -----------      ----------

    Interest income                         1,113,890       1,127,746
                                          -----------      ----------

            Total revenues                  4,507,876       1,045,130
                                          -----------      ----------

EXPENSES:
    Profit shares                             583,452          86,625
    Brokerage commissions                   1,073,504       1,152,232
    Administrative fees                        30,672          31,142
                                          -----------      ----------

            Total expenses                  1,687,628       1,269,999
                                          -----------      ----------

INCOME (LOSS) BEFORE MINORITY
     INTEREST                               2,820,248        (224,869)
                                          -----------      ----------

    Minority interest on income (loss)        (40,626)          5,064
                                          -----------      ----------

NET INCOME (LOSS)                           2,779,622      $ (219,805)
                                          ===========      ==========

NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           706,361         807,370
                                              =======         =======
    Weighted average net income (loss)
        per General Partner and
        Limited Partner Unit                    $3.94           $(.27)
                                                =====           =====

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
            ------------------------------------------------------
              For the three months ended March 31, 1997 and 1996
              --------------------------------------------------

                                                   Limited       General
                                   Units          Partners       Partner        Total
                             -----------------  -------------  -----------  -------------

PARTNERS' CAPITAL,
  DECEMBER 31, 1995                714,318.98    $73,080,141   $1,766,403    $74,846,544

Subscriptions                      102,000.00      9,987,878      212,122     10,200,000

Distributions                               -       (371,034)     (10,206)      (381,240)

Net (Loss)                                  -       (214,881)      (4,924)      (219,805)

Redemptions                        (22,852.92)    (2,438,393)           -     (2,438,393)
                                 ------------    -----------   ----------    -----------

PARTNERS' CAPITAL,
  March 31, 1996                   793,466.06    $80,043,711   $1,963,395    $82,007,106
                                 ============    ===========   ==========    ===========

PARTNERS' CAPITAL,
  DECEMBER 31, 1996                723,659.97    $76,542,105   $2,301,180    $78,843,285

Subscriptions                               -              -            -              -

Distributions                               -       (736,978)     (19,978)      (756,956)

Net income                                  -      2,697,509       82,113      2,779,622

Redemptions                        (43,349.36)    (4,832,699)           -     (4,832,699)
                                 ------------    -----------   ----------    -----------

PARTNERS' CAPITAL,
  March 31, 1997                   680,310.61    $73,669,937   $2,363,315    $76,033,252
                                 ============    ===========   ==========    ===========

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection Plus L.P. (the "Partnership" or the "Fund") as of March 31, 1997 and the results of its operations for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996 (the "Annual Report").


2. NET ASSET VALUE PER UNIT

   For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducts the organization and initial offering cost reimbursements only as actually paid. At March 31, 1997 and December 31, 1996, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:


                                 Net Asset Value                       Net Asset Value per Unit
                 -------------------------------------   -----------------------------------------------------


                          All Other         Financial     Number of        All Other           Financial
                          Purposes          Reporting       Units           Purposes           Reporting
                          ---------         ---------       -----          ---------           ---------

                                                             1997
                 --------------------------------------------------------------------------------------------
Series A Units            20,435,824      20,423,802       178,188.00        114.69  ****       114.62

Series B Units             3,010,132       3,008,192        26,975.00        111.59  ******     111.52

Series C Units             4,616,967       4,614,568        40,775.00        113.23  **         113.17

Series D Units            12,432,479      12,420,532       110,969.00        112.04  ***        111.93

Series E Units             9,507,487       9,502,732        84,551.44        112.45  *****      112.39

Series F Units             9,413,649       9,409,984        88,321.32        106.58  *******    106.54

Series G Units             7,183,056       7,180,731        64,632.50        111.14             111.10

Series H Units             9,475,720       9,472,711        85,898.35        110.31             110.27
                         -----------     -----------      -----------

Total                     76,075,314      76,033,252       680,310.61
                         ===========     ===========      ===========



                                                                          1996
                           ------------------------------------------------------------------------------------------------
Series A Units               $21,048,780            $21,031,369            190,136.00       $110.70  ****           110.61


Series B Units                 3,447,686              3,444,936             30,179.00        114.24  *              114.15


Series C Units                 4,996,014              4,992,389             45,696.00        109.33  **             109.25


Series D Units                12,582,502             12,567,310            116,303.00        108.19  ***            108.06


Series E Units                10,484,159             10,476,812             96,561.50        108.58  *****          108.50


Series F Units                10,179,910             10,173,793             93,465.62        108.92                 108.85


Series G Units                 6,967,116              6,962,973             64,920.50        107.32                 107.25


Series H Units                 9,199,107              9,193,703             86,398.35        106.47                 106.41

                             -----------            -----------           -----------

Total                        $78,905,274            $78,843,285           $723,659.97
                             ===========            ===========           ===========


* After reduction for the $6.00 Distribution to Series B as of 1/1/96
** After reduction for the $3.50 Distribution to Series C as of 4/1/96
*** After reduction for the $3.50 Distribution to Series D as of 7/1/96
**** After reduction for the $6.00 Distribution to Series A as of 10/1/96 (For a total distribution of $12.00 inception to date.)
***** After reduction for the $3.50 Distribution to Series E as of 10/1/96
****** After reduction for the $6.50 Distribution to Series B as of 1/1/97 (For a total distribution of $12.50 inception to date.)
******* After reduction for the $6.00 Distribution to Series F as of 1/1/97

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the three months ended March 31 1997 and March 31, 1997 were as follows:

                        1997         1996
                    ------------  -----------

   Interest rate     $ (504,828)   $(346,304)
Stock indices           357,947       42,027
Commodities           1,525,154     (395,969)
Currencies            2,080,230      472,959
Energy                 (480,381)     631,983
Metals                  415,864     (487,312)
                     ----------    ---------

                     $3,393,986    $ (82,616)
                     ==========    =========


   Fair Value
   ----------

   The contract/notional values of the Trading Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                     1997                                      1996
                    ---------------------------------------     -----------------------------------------
                    Commitment to         Commitment to         Commitment to         Commitment to
                    Purchase (Futures,    Sell (Futures,        Purchase (Futures,    Sell (Futures,
                    Options & Forwards)   Options & Forwards)   Options & Forwards)   Options & Forwards)
                    ------------------    ------------------    -------------------   -------------------
Interest rate            $24,300,478          $155,510,958          $103,258,306         $ 38,270,540
Stock indices              5,149,247             1,574,532             4,259,475            2,340,013
Commodities               15,519,334             6,010,506             8,541,433           12,761,047
Currencies                33,096,345            62,335,831            53,592,111           86,479,803
Energy                     1,660,681             2,233,286             5,566,768                    -
Metals                     8,430,010             5,402,748             4,593,702           14,839,516
                         -----------          ------------          ------------         ------------

                         $88,156,095          $233,067,861          $179,811,795         $154,690,919
                         ===========          ============          ============         ============

   Substantially all of the Trading Partnership's open derivative instruments outstanding as of March 31, 1997 expire within one year.

   The contract/notional values of the Trading Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                                  1997                                          1996
                 ----------------------------------------      -----------------------------------------

                  Commitment to        Commitment to           Commitment to          Commitment to
                  Purchase (Futures,   Sell (Futures,          Purchase (Futures,     Sell (Futures,
                  Options & Forwards)  Options & Forwards      Options & Forwards)    Options & Forwards)
                  ------------------   ------------------      ------------------     ------------------
Exchange
 traded                $54,346,164        $176,435,016            $133,757,339        $ 85,639,298
Non-Exchange
  traded                33,809,931          56,632,845              46,054,456          69,051,621
                       -----------        ------------            ------------        ------------
                       $88,156,095        $233,067,861            $179,811,795        $154,690,919
                       ===========        ============            ============        ============

   The average fair value of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

                                    1997                                         1996
                    ------------------------------------------    ----------------------------------------
                    Commitment to           Commitment to         Commitment to         Commitment to
                    Purchase (Futures,      Sell (Futures,        Purchase (Futures,    Sell (Futures,
                    Options & Forwards)     Options & Forwards)   Options & Forwards)   Options & Forwards)
                    -------------------     ------------------    -------------------   ------------------
Interest rate           $136,011,133           $ 79,377,184           $224,985,973          $ 91,029,835
Stock indices              6,171,749              1,413,083             10,235,486             2,492,230
Commodities               15,835,027              7,628,483             13,316,970             7,175,841
Currencies                50,156,042             89,822,025             94,601,907           115,671,672
Energy                     1,645,192              2,977,394              6,862,906             1,348,945
Metals                     8,573,627              7,687,723             13,579,528            19,196,951
                        ------------            -----------           ------------          ------------
                        $218,392,770            $188,905,892          $363,582,770          $236,915,474
                        ============            ============          ============          ============

   As of March 31, 1997 and December 31, 1996, $2,510,055   and $2,997,536 of
   the Trading Partnership's assets, respectively, were held in segregated accounts in accordance with U.S. Commodity Futures Trading Commission regulations.

   The gross unrealized profit and the net unrealized profit (loss) on the Trading Partnership's open derivative instrument positions as of March 31, 1997 and December 31, 1996 were as follows:

                          1997                        1996
                          ----                        ----
                   Gross          Net          Gross          Net
                Unrealized    Unrealized    Unrealized    Unrealized
                  Profit     Profit (Loss)    Profit     Profit (Loss)
                -----------  -------------  -----------  -------------

Exchange
  traded         $1,873,413    $1,032,756    $2,090,698    $1,611,482
Non-Exchange
  traded            699,599      (553,101)    1,172,965        65,835
                 ----------    ----------    ----------    ----------

                 $2,573,012    $  479,655    $3,263,663    $1,677,317
                 ==========    ==========    ==========    ==========


4.    SUBSEQUENT EVENTS

   On April 1, 1997 distributions were announced with respect to Series C Units and Series G Units. Series C Units received an annual fixed rate distribution equal to $3.50 per Unit as well as a discretionary distribution equal to $4.00 per Unit. Series G Units received an annual fixed rate distribution equal to $3.50 per Unit as well as a discretionary distribution equal to $3.50 per Unit.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners ("MLIP")'s ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of April 1, 1997, the trading assets attributable to each series of Units were allocated approximately as follows (approximately 60% of each series' total capital being allocated to trading):

         Chesapeake Capital Corporation     19.00
         John W. Henry & Co., Inc.          15.00
         Non-"Core" Advisors                66.00
                                           ------
         Total                             100.00%

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

Performance Summary
-------------------

         During the first quarter of 1996, the Fund's average month-end Neat Assets equalled $82,082,037, and the Fund recognized trading losses of $82,616 or .10% of such average month-end Net Assets. Brokerage commissions of $1,152,232 or 1.40%, Administrative fees of $31,142 or 0.04% and Profit Shares of $86,625 or 0.11% of average month-end Net Assets were paid. Interest income of $1,127,746 or 1.37% of average month-end Net Assets resulted in net loss of $219,805 (before organizational and initial offering cost reimbursement payments of $19,926, and after deduction of MLIP's "minority interest" in the Trading Partnership), or 0.27% of average month-end Net Assets which resulted in 0.27% decrease in the Net Asset Value per Series A Units, .25% decrease in the Net Asset Value per Series B Units, 0.25% decrease in the Net Asset Value per Series C Units, 0.31% decrease in the Net Asset Value per Series D Units, 0.32% decrease in the Net Asset Value per Series E Units since December 31, 1995 and a 0.54% decrease in the Net Asset Value per Series F Units Since January 1996.
The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading.

         During the first quarter of 1997, the Fund's average month-end Net Assets equalled $77,454,700 and the Fund recognized trading gains of $3,393,986 or 4.38% of such average month-end Net Assets. Brokerage commissions of $1,073,504 or 1.39%, Administrative fees of $30,672 or .04% and Profit Shares of $583,452 or .75% of average month-end Net Assets were paid. Interest income of $1,113,890 or 1.44% of average month-end Net Assets resulted in a net gain of $2,779,622 (before organizational and initial offering cost reimbursement payments of $19,926 and after deduction of MLIP's "minority interest" in the Trading Partnership), or 3.59% of average month-end Net Assets which resulted in a 3.60% increase in the NAV per Series A Units, 3.37% increase (before distribution) in the NAV per Series B Units, 3.57% increase in the NAV per Series C Units, 3.56% increase in the NAV per Series D Units, 3.56% increase in the NAV per Series E Units, 3.36% increase (before distribution) in the NAV per Series F Units, 3.56% increase in the NAV per Series G Units and a 3.61% increase in the NAV per Series H Units since December 31, 1996. The performance of different Series of Units differs somewhat over the period due primarily to the profit share calculation differences resulting from the different times at which the various Series began trading.

         During the first three months of 1997 and 1996, the Fund experienced 5 profitable months and 1 unprofitable months.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

                  Jan.                  Feb.                 Mar.
-----------------------------------------------------------------------------
1996           * $109.65             *$105.56             *$106.69
-----------------------------------------------------------------------------
1997           **$113.00            **$114.63            **$114.69
-----------------------------------------------------------------------------

* After reduction for $6.00 per Series A Unit distribution declared on October 1, 1995.
** After reduction for $6.00 to per Series A Unit distribution declared on October 1, 1996, resulting in a total distribution of $12.00 inceptions to date.

                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

                    Jan.                Feb.                Mar.
-----------------------------------------------------------------------------
1996             ***$106.98        ***$102.99           ***$104.09
-----------------------------------------------------------------------------
1997            ****$109.96       ****$111.53          ****$111.59
-----------------------------------------------------------------------------

*** After reduction for $6.00 per  Series B Unit distribution declared on
    January 1, 1996.
**** After reduction for $6.50 per Series B Unit distribution declared on January 1, 1997, resulting in a total distribution of $12.50 inception to date.

                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

                    Jan.                 Feb.                 Mar.
----------------------------------------------------------------------------
1996                $105.97              $102.00              $103.10
----------------------------------------------------------------------------
1997           *****$111.57         *****$113.17         *****$113.23
----------------------------------------------------------------------------

***** After reduction for $3.50 per Series C Unit distribution declared on April 1, 1996.

                  MONTH-END NET ASSET VALUE PER SERIES D UNIT

                    Jan.                Feb.                  Mar.
----------------------------------------------------------------------------
1996                $104.83             $100.94               $102.02
----------------------------------------------------------------------------
1997          ******$110.39       ******$111.98         ******$112.04
----------------------------------------------------------------------------

****** After reduction for $3.50 per Series D Unit distribution declared on July 1, 1996.

                  MONTH-END NET ASSET VALUE PER SERIES E UNIT

                    Jan.                Feb.                  Mar.
----------------------------------------------------------------------------
1996                $105.17             $101.32               $102.4
----------------------------------------------------------------------------
1997        ********$110.79     ********$112.39       ********$112.45
----------------------------------------------------------------------------

******** After reduction for $3.50 per Series E Unit distribution declared on October 1, 1996.

                  MONTH-END NET ASSET VALUE PER SERIES F UNIT

                    Jan.                Feb.                  Mar.
----------------------------------------------------------------------------
1996                $102.16             $98.45                $99.46
----------------------------------------------------------------------------
1997        ********$105.02     ********$106.53       ********$106.58
----------------------------------------------------------------------------

******** After reduction for $6.00 per Series F Unit distribution declared on January 1, 1997.

                  MONTH-END NET ASSET VALUE PER SERIES G UNIT

                    Jan.                Feb.                  Mar.
---------------------------------------------------------------------------
1996                N/A                 N/A                   N/A
---------------------------------------------------------------------------
1997                $109.50             $111.08               $111.14
---------------------------------------------------------------------------

                  MONTH-END NET ASSET VALUE PER SERIES H UNIT

                     Jan.               Feb.                  Mar.
---------------------------------------------------------------------------
1996                 N/A                N/A                   N/A
---------------------------------------------------------------------------
1997                 $108.69            $110.26               $110.31
---------------------------------------------------------------------------

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

Liquidity
---------
         The Fund's assets, including the assets managed by MLAM, are available to margin the Fund's futures positions and earn interest income and to be withdrawn, as necessary, to pay redemptions and expenses. Other than potential limitations on liquidity, due, for example, to daily price fluctuation limits, which are inherent in the Fund's futures and forward trading, the Fund's assets are highly liquid and are expected to remain so. To date, the Fund has experienced no meaningful periods of illiquidity in any of the numerous markets traded by the Advisors.

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

         MLIP makes annual fixed-rate and, possibly, additional discretionary distributions to investors from the assets attributable to their respective series of Units. Such distributions are made as of each Issuance Anniversary for the various series. The Series A Units and Series B Units each received both fixed-rate and discretionary distributions of $3.50 and $2.50 (a total distribution of $6.00) as of their respective first Issuance Anniversaries. The Series C Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series D Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series A Units received both a fixed rate and discretionary distribution of $3.50 and $2.50 (a total distribution of $6.00) on its second Issuance Anniversary. The Series E Units received a fixed rate distribution of $3.50 Units respective first Issuance Anniversary. The Series B Units received both a fixed rate and discretionary distribution of $3.50 and $3.00 (a total distribution of $6.50) on its second Issuance Anniversary. The Series F Units received both a fixed rate and discretionary distribution of $3.50 and $2.50 (a total distribution of $6.00) on its first Issuance Anniversary.

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

         The amount of capital raised for the Fund does not have a significant impact on its operations, as, other than a de minims organizational and initial offering cost reimbursement obligation, the Fund has no capital expenditure or working capital requirements other than for moneys to pay trading losses, brokerage commissions, Administrative Fees and Profit Shares (all of which should be generally proportional to the capital available to a particular series of Units). Within broad ranges of capitalization, the Advisors' trading positions should increase or decrease in approximate proportion to the size of the Fund account managed by each of them, respectively.

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

                                 PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership or the General Partner is a party.

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 15% of the Fund's assets committed to trading as of April 1, 1997. In September 1996, JWH was named in a co-defendant in a class action lawsuits brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter alleged fraudulent selling practices in connection with the marketing of those pools, JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

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

         There were no reports on Form 8-K filed during the first three months of fiscal 1997.

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



                             ML PRINCIPAL PROTECTION L.P.
                             ----------------------------
                             (formerly ML Principal Protection Plus L.P.)



                             By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  May 13, 1997          By /s/JOHN R. FRAWLEY, JR.
                                -----------------------
                                John R. Frawley, Jr.
                                President, Chief Executive Officer
                                and Director



Date:  May 13, 1997          By /s/MICHAEL A. KARMELIN
                               ----------------------
                                Michael A. Karmelin
                                Chief Financial Officer,
                                and Director