Form 10-Q
period 1997-06-30
ML PRINCIPAL PROTECTION LP
filed 1997-08-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                               ---------------

                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the transition period from _______________  to ________________

Commission File Number  0-25000

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


              Delaware                        13-3750642 (Registrant)
------------------------------------          13-3775509 (Co-Registrant)
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

                                 212-236-5662
        --------------------------------------------------------------
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


                       This document contains 14 pages.

                        PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                           June 30,    December 31,
                                             1997          1996
                                        -------------  ------------
 ASSETS
------
Cash                                      $    58,840   $       328
Accrued interest                              732,236        23,501
U.S. Government obligations                74,342,651    72,815,648
Equity in commodity futures trading
 accounts:
    Cash and options premium                7,688,143     7,177,888
    Net unrealized profit on open             273,750     1,677,317
     contracts
                                        -------------  ------------
                TOTAL                     $83,095,620   $81,694,682
                                        =============  ============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                   $ 1,139,104   $   966,906
    Profit shares payable                     420,220       658,800
    Brokerage commissions payable             378,305       378,291
    Organization and offering costs            28,780        68,630
     payable
    Administrative fees payable                10,809        10,224
                                        -------------  ------------
            Total liabilities               1,977,218     2,082,851
                                        -------------  ------------
Minority Interest                             780,834       768,546
                                        -------------  ------------
PARTNERS' CAPITAL:
  General Partners (20873.06 and
   20873.06 Units)                          2,317,164     2,301,180
  Limited Partners (723589.53 and
   702786.91 Units)                        78,020,404    76,542,105
                                        -------------  ------------
            Total partners' capital        80,337,568    78,843,285
                                        -------------  ------------
                TOTAL                     $83,095,620   $81,694,682
                                        =============  ============

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                        For the three   For the three    For the six    For the six
                                         months ended    months ended   months ended   months ended
                                           June 30,        June 30,       June 30,       June 30,
                                             1997            1996           1997           1996
                                      ----------------  --------------  -------------  ------------
REVENUES:
    Trading (loss) profit:
      Realized                            $  (869,301)    $ 3,347,221    $ 3,722,347    $ 3,956,033
     Change in unrealized                    (205,905)     (1,062,681)    (1,403,567)    (1,754,109)
                                      ----------------  --------------  -------------  ------------

            Total trading results          (1,075,206)      2,284,540      2,318,780      2,201,924
                                      ----------------  --------------  -------------  ------------

     Interest income                        1,069,022       1,161,849      2,182,912      2,289,595
                                      ----------------  --------------  -------------  ------------

            Total revenues                     (6,184)      3,446,389      4,501,692      4,491,519
                                      ----------------  --------------  -------------  ------------

EXPENSES:
    Profit shares                             (85,054)        156,978        498,398        243,603
    Brokerage commissions                   1,067,741       1,238,890      2,141,245      2,391,122
    Administrative fees                        30,507          33,483         61,179         64,625
                                      ----------------  --------------  -------------  ------------

            Total expenses                  1,013,194       1,429,351      2,700,822      2,699,350
                                      ----------------  --------------  -------------  ------------

NET INCOME (LOSS) BEFORE
    MINORITY INTEREST                      (1,019,378)      2,017,038      1,800,870      1,792,169
                                      ----------------  --------------  -------------  ------------

    Minority interest                          28,337         (18,870)       (12,289)       (13,806)
                                      ----------------  --------------  -------------  ------------

NET INCOME (LOSS)                         $  (991,041)    $ 1,998,168    $ 1,788,581    $ 1,778,363
                                      ================  ==============  =============  ============


NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           741,218         840,119        723,788        823,744
                                      ================  ==============  =============  ============

    Weighted average net income (loss)
       per Limited Partner
      and General Partner Unit                 $(1.34)          $2.38          $2.47          $2.16
                                      ================  ==============  =============  ============

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1997 and 1996
                -----------------------------------------------

                                                 Limited        General
                                    Units        Partners       Partner        Total
                               ------------   -------------  -----------   ------------
PARTNERS' CAPITAL,
  December 31, 1995              714,318.98   $ 73,080,141   $1,766,403   $ 74,846,544

Subscriptions                    168,000.00     16,481,744      318,256     16,800,000

Distributions                             -       (595,090)     (12,775)      (607,865)

Net Income                                -      1,734,429       43,934      1,778,363

Redemptions                      (86,844.32)    (9,210,221)           -     (9,210,221)
                               ------------   -------------  -----------  -------------

PARTNERS' CAPITAL,
  June 30, 1996                  795,474.66   $ 81,491,003   $2,115,818   $ 83,606,821
                               ============   ============   ===========  =============

PARTNERS' CAPITAL,
  December 31, 1996              723,659.97   $ 76,542,105   $2,301,180   $ 78,843,285

Subscriptions                    116,453.00     11,645,300            -     11,645,300

Distributions                             -     (1,481,675)     (33,522)    (1,515,197)

Net Income                                -      1,739,075       49,506      1,788,581

Redemptions                      (95,650.38)   (10,424,401)           -    (10,424,401)
                               ------------   ------------   -----------  -------------

PARTNERS' CAPITAL,
  June 30, 1997                  744,462.59   $ 78,020,404   $2,317,164   $ 80,337,568
                               ============   ============   ===========  =============


See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of June 30, 1997 and December 31, 1996 and the results of its operations for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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


2. NET ASSET VALUE PER UNIT

   For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducts the organization and initial offering cost reimbursements only as actually paid. At June 30, 1997 and December 31, 1996, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:


                                                June 30, 1997
                ------------------------------     ------------------------------------------
                        Net Asset Value                    Net Asset Value per Unit
                ------------------------------     ------------------------------------------

                     All Other      Financial               Number    All Other  Financial
                     Purposes       Reporting              of Units   Purposes   Reporting
                ------------------------------     ------------------------------------------
Series A Units        $19,392,551  $19,387,414          171,534.00    $113.05    $113.02  (d)

Series B Units          2,890,446    2,889,678           26,275.00     110.01     109.98  (f)

Series C Units          4,156,446    4,155,361           39,881.00     104.22     104.19  (b)

Series D Units         11,638,806   11,635,642          105,389.00     110.44     110.41  (c)

Series E Units          8,588,738    8,586,359           77,490.04     110.84     110.81  (e)

Series F Units          6,814,581    6,812,037           64,865.32     105.06     105.02  (g)

Series G Units          5,935,349    5,933,667           57,821.50     102.65     102.62  (h)

Series H Units          9,215,335    9,212,920           84,753.73     108.73     108.70

Series K Units         11,727,455   11,724,490          116,453.00     100.71     100.68
                 ------------------------------     -------------------------------------

Totals                $80,359,707  $80,337,568          744,462.59
                ==============================     ===============


                               December 31, 1996

                  Net Asset Value                       Net Asset Value per Unit
                ------------------------------  -------------------------------------------

                     All Other      Financial       Number         All Other  Financial
                     Purposes       Reporting      of Units         Purposes   Reporting
                -----------------  -----------  ----------------  ---------- --------------

Series A Units        $21,048,780  $21,031,369        190,136.00     110.70     110.61  (d)

Series B Units          3,447,686    3,444,936         30,179.00     124.24     114.15  (a)

Series C Units          4,996,014    4,992,389         45,696.00     109.33     109.25  (i)

Series D Units         12,582,502   12,567,310        116,303.00     108.19     108.06  (c)

Series E Units         10,484,159   10,476,812         96,561.50     108.58     108.50  (e)

Series F Units         10,179,910   10,173,793         93,465.62     108.92     108.85

Series G Units          6,967,116    6,962,973         64,920.50     107.32     107.25

Series H Units          9,199,107    9,193,703         86,398.35     106.47     106.41
                -----------------  -----------  ----------------

Totals                $78,905,274  $78,843,285        723,659.97
                =================  ===========  ================


(a)  After reduction for the $6.00 Distribution to Series B as of 1/1/96
(b) After reduction for the $7.50 Distribution to Series C as of 4/1/97 (For a total distibution of $11.00 inception to date.)
(c)  After reduction for the $3.50 Distribution to Series D as of 7/1/96
(d) After reduction for the $6.00 Distribution to Series A as of 10/1/96 (For a total distibution of $12.00 inception to date.)
(e)  After reduction for the $3.50 Distribution to Series E as of 10/1/96
(f) After reduction for the $6.50 Distribution to Series B as of 1/1/97 (For a total distibution of $12.50 inception to date.)
(g)  After reduction for the $6.00 Distribution to Series F as of 1/1/97
(h)   After reduction for the $7.00 Distribution to Series G as of 4/1/97
(i)   Ater reduction for the $3.50 Distribution to Series C as of 4/1/96

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

   The Partnership's revenues by reporting category for the respective periods were as follows:

                 For the three   For the three    For the six     For the six
                  months ended    months ended    months ended    months ended
                 June 30, 1997   June 30, 1996   June 30, 1997   June 30, 1996
                 --------------  --------------  --------------  -------------
Interest rate      $  (547,293)     $ (517,039)    $(1,052,121)      $(863,343)
Stock indices          178,643         105,203         536,590         147,230
Commodities            225,815         432,078       1,750,969          36,109
Currencies            (677,333)      1,272,145       1,402,897       1,745,104
Energy                (452,246)        984,609        (932,627)      1,616,592
Metals                 197,208           7,544         613,072        (479,768)
                 --------------  --------------  --------------  -------------

                   $(1,075,206)     $2,284,540      $2,318,780      $2,201,924
                 ==============  ==============  ==============  =============


The contract/notional values of the Trading Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:


                                      1997                                           1996
                ----------------------------------------------  ----------------------------------------------
                    Commitment to             Commitment to        Commitment to              Commitment to
                 Purchase (Futures,           Sell (Futures,    Purchase (Futures,           Sell ( Futures,
                 Options & Forwards)        Options & Fowards)  Options & Forwards)        Options & Forwards)
                 -------------------        ------------------  -------------------        -------------------
Interest rate          $203,121,331              $ 54,472,208         $103,258,306               $ 38,270,540
Stock indices            13,571,343                   191,684            4,259,475                  2,340,013
Commodities              10,682,755                10,220,363            8,541,433                 12,761,047
Currencies               64,000,683                76,156,750           53,592,111                 86,479,803
Energy                      714,404                 4,379,787            5,566,768                          -
Metals                    8,775,166                16,176,348            4,593,702                 14,839,516
                 -------------------        ------------------  -------------------        -------------------
                       $300,865,682              $161,597,140         $179,811,795               $154,690,919
                 ==================         ==================  ===================        ===================

   The contract/notional values of the Trading Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                                   1997                                        1996
                ------------------------------------------  ------------------------------------------
                   Commitment to          Commitment to        Commitment to          Commitment to
                Purchase (Futures,       Sell (Futures,     Purchase (Futures,       Sell (Futures,
                Options & Forwards)    Options & Forwards)  Options & Forwards)    Options & Forwards)
                -------------------    -------------------  -------------------    -------------------
Exchange
  traded              $246,723,529           $ 98,208,046         $133,757,339           $ 85,639,298
Non-Exchange
  traded                54,142,153             63,389,094           46,054,456             69,051,621
                -------------------    -------------------  -------------------    -------------------

                      $300,865,682           $161,597,140         $179,811,795           $154,690,919
                ===================    ===================  ===================    ===================

   The average fair value of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

                                   1997                                        1996
                ------------------------------------------  ------------------------------------------
                   Commitment to          Commitment to        Commitment to          Commitment to
                Purchase (Futures,       Sell (Futures,     Purchase (Futures,       Sell (Futures,
                Options & Forwards)    Options & Forwards)  Options & Forwards)    Options & Forwards)
                -------------------    -------------------  -------------------    -------------------
Interest rate          $161,869,536         $ 78,910,092         $224,985,973            $91,029,835
Stock indices             7,814,075            1,542,287           10,235,486              2,492,230
Commodities              13,747,656            8,300,082           13,316,970              7,175,841
Currencies               57,911,284           87,987,956           94,601,907            115,671,672
Energy                    2,157,577            2,507,549            6,862,906              1,348,945
Metals                    8,598,130           10,939,989           13,579,528             19,196,951
                -------------------    -----------------    -----------------       ----------------

                       $252,098,258         $190,187,955         $363,582,770           $236,915,474
               ====================    =================    =================       ================


   As of June 30, 1997 and December 31, 1996, $5,483,140 and $2,997,536 of the
   Trading Partnership's assets, respectively, were held in segregated accounts in accordance with U.S. Commodity Futures Trading Commission regulations.

   The gross unrealized profit and the net unrealized profit (loss) on the Trading Partnership's open derivative instrument positions as of June 30, 1997 and December 31, 1996 were as follows:

                         1997                       1996
              ---------------------------  ------------------------
                   Gross          Net         Gross          Net
                Unrealized   Unrealized    Unrealized   Unrealized
                  Profit    Profit (Loss)    Profit    Profit (Loss)
              ------------  -------------  ----------  ------------
Exchange
  traded        $2,044,722     $ 944,476   $2,090,698    $1,611,482
Non-Exchange
  traded           744,701      (670,726)   1,172,965        65,835
              ------------  -------------  ----------  ------------

                $2,789,423     $ 273,750   $3,263,663    $1,677,317
              ============  ============  ===========  ============

4.    SUBSEQUENT EVENTS

   On July 1, 1997 distributions were announced with respect to Series D Units and Series H Units. Series D Units received an annual fixed rate distribution equal to $3.50 per Unit as well as a discretionary distribution equal to $1.00 per Unit. Series H Units received an annual fixed rate distribution equal to $3.50 per Unit as well as a discretionary distribution equal to $2.50 per Unit.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Operational Overview: Advisor Selections
----------------------------------------

         Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners' ("MLIP") ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

         As of July 1, 1997, the trading assets attributable to each series of Units were allocated approximately as follows (either 60% or 75% of each series' total capital being allocated to trading):

         Chesapeake Capital Corporation     19.00
         John W. Henry & Company, Inc.      15.00
         Non-"Core" Advisors                66.00
                                           ------
         Total                             100.00%

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

         The Fund controls credit risk in its trading in the derivatives markets by trading only through Merrill Lynch entities which MLIP believes to be creditworthy. The Fund attempts to control the market risk inherent in its derivatives trading by utilizing a multi-advisor, multi-strategy structure.
This structure purposefully attempts to diversify the Fund's Advisor group among different strategy types and market sectors in an effort to reduce risk (although the Fund's portfolio currently emphasizes technical and trend-following approaches). The market risk to the Fund is, in any event, limited by the deleveraged character of its trading (initially, either 60% or 75% of each series' assets, and in certain cases possibly less, is allocated to trading) and the related "principal protection" feature of the Fund.

Performance Summary
-------------------

         During the first six months of 1996, the Fund's average month-end Net Assets equaled $83,909,857, and the Fund recognized trading gains of $2,201,924 or 2.62% of average month-end Net Assets. Brokerage commissions of $2,391,122 or 2.85%, Administrative fees of $64,625 or 0.08% and Profit Shares of $243,603 or 0.29% of average month-end Net Assets were paid. Interest income of $2,289,595 or 2.73% of average month-end Net Assets resulted in net gain of $1,778,363 (before organizational and initial offering cost reimbursement payments of $39,850, and after deduction of MLIP's "minority interest" of 13,806 in the Trading Partnership), or 2.12% of average month-end Net Assets which resulted in 2.22% increase in the Net Asset Value per Series A Units (before distribution), 2.09% increase in the Net Asset Value per Series B Units (before distribution), 2.13% increase in the Net Asset Value per Series C Units (before distribution), 2.12% increase in the Net Asset Value per Series D

Units, 2.08% increase in the Net Asset Value per Series E Units since December 31, 1995, a 1.72% increase in the Net Asset Value per Series F Units since January 1996 and a .35% increase in the Net Asset Value per Series G Units since April 1996. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading.

         During the first six months of 1997, the Fund's average month-end Net Assets equaled $77,560,546 and the Fund recognized trading gains of $2,318,780 or 2.99% of average month-end Net Assets. Brokerage commissions of $2,141,245 or 2.76%, Administrative fees of $61,179 or .08% and Profit Shares of $498,398 or .64% of average month-end Net Assets were paid. Interest income of $2,182,912 or 2.81% of average month-end Net Assets resulted in a net gain of $1,788,581 (before organizational and initial offering cost reimbursement payments of $39,851 and after deduction of MLIP's "minority interest" of $12,289 in the Trading Partnership), or 2.31% of average month-end Net Assets which resulted in a 2.12% increase in the NAV per Series A Units, 1.99% increase (before distribution) in the NAV per Series B Units, 2.19% increase (before distribution) in the NAV per Series C Units, 2.08% increase (before distribution) in the NAV per Series D Units, 2.08% increase (before distribution) in the NAV per Series E Units, 1.96% increase (before distribution) in the NAV per Series F Units, 2.17% increase (before distribution) in the NAV per Series G Units, 2.12% increase (before distribution) in the NAV per Series H Units since December 31, 1996 and a .71% increase in the NAV per Series K Units since May 1997. The performance of different Series of Units differs somewhat over the period due primarily to the profit share calculation differences resulting from the different times at which the various Series began trading.

         During the first six months of 1997 and 1996, the Fund experienced 8 profitable months and 4 unprofitable months.

                                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

              Jan.              Feb.              Mar.              Apr               May              Jun
---------------------------------------------------------------------------------------------------------------
  1996    $109.65 (a)       $105.56 (a)       $106.69 (a)       $110.05 (a)       $107.82 (a)      $109.33 (a)
---------------------------------------------------------------------------------------------------------------
  1997    $113.00 (b)       $114.63 (b)       $114.69 (b)       $113.89 (b)       $112.28 (b)      $113.05 (b)
---------------------------------------------------------------------------------------------------------------

(a) After reduction for $6.00 per Series A Unit distribution declared on October 1, 1995.
(b) After reduction for $6.00 per Series A Unit distribution declared on October 1, 1996, resulting in a total distribution of $12.00 inception to date.

                                  MONTH-END NET ASSET VALUE PER SERIES B UNIT

             Jan.              Feb.              Mar.               Apr              May              Jun
---------------------------------------------------------------------------------------------------------------
 1996        $106.98 (c)       $102.99 (c)       $104.09 (c)       $107.37 (c)      $105.20 (c)      $106.67 (c)
---------------------------------------------------------------------------------------------------------------
 1997        $109.96 (d)       $111.53 (d)       $111.59 (d)       $110.81 (d)      $109.25 (d)      $110.01 (d)
---------------------------------------------------------------------------------------------------------------

(c) After reduction for $6.00 per Series B Unit distribution declared on January 1, 1996.
(d) After reduction for $6.50 per Series B Unit distribution declared on January 1, 1997, resulting in a total distribution of $12.50 inception to date.

                                  MONTH-END NET ASSET VALUE PER SERIES C UNIT

             Jan.              Feb.              Mar.               Apr              May              Jun
---------------------------------------------------------------------------------------------------------------
 1996         $105.97           $102.00           $103.10          $102.73 (e)      $100.66 (e)      $102.05 (e)
---------------------------------------------------------------------------------------------------------------
 1997         $111.57 (e)       $113.17 (e)       $113.23 (e)      $104.99 (f)      $103.51 (f)      $104.22 (f)
---------------------------------------------------------------------------------------------------------------

(e) After reduction for $3.50 per Series C Unit distribution declared on April 1, 1996.
(f) After reduction for $7.50 per Series C Unit distribution declared on April 1, 997, resulting in a total distribution of $11.00 inception to date.

                                  MONTH-END NET ASSET VALUE PER SERIES D UNIT

             Jan.            Feb.            Mar.            Apr            May            Jun
------------------------------------------------------------------------------------------------------
 1996       $104.83         $100.94          $102.02        $105.21         $103.11        $104.51
------------------------------------------------------------------------------------------------------
 1997      $110.39 (g)     $111.98 (g)       $112.04 (g)    $111.25 (g)     $109.68 (g)    $110.44 (g)
------------------------------------------------------------------------------------------------------

(g) After reduction for $3.50 per Series D Unit distribution declared on July 1, 1996.


                           MONTH-END NET ASSET VALUE PER SERIES E UNIT

            Jan.            Feb.            Mar.            Apr            May            Jun
--------------------------------------------------------------------------------------------------
 1996         $105.17        $101.32         $102.40        $105.55        $103.49        $104.86
--------------------------------------------------------------------------------------------------
 1997         $110.79 (h)    $112.39 (h)     $112.45 (h)    $111.66 (h)    $110.07 (h)    $110.84 (h)
--------------------------------------------------------------------------------------------------

(h) After reduction for $3.50 per Series E Unit distribution declared on October 1, 1996.

                             MONTH-END NET ASSET VALUE PER SERIES F UNIT

             Jan.            Feb.            Mar.            Apr             May             Jun
-----------------------------------------------------------------------------------------------------
 1996      $102.16         $ 98.45         $ 99.46         $102.34         $100.44         $101.72
-----------------------------------------------------------------------------------------------------
 1997      $105.02 (i)     $106.53 (i)     $106.58 (i)     $105.84 (i)     $104.33 (i)     $105.06 (i)
-----------------------------------------------------------------------------------------------------

(i) After reduction for $6.00 per Series F Unit distribution declared on January 1, 1997.

                             MONTH-END NET ASSET VALUE PER SERIES G UNIT

            Jan.            Feb.            Mar.             Apr             May             Jun
-----------------------------------------------------------------------------------------------------
 1996        N/A             N/A             N/A              $100.87         $ 98.95         $100.35
-----------------------------------------------------------------------------------------------------
 1997         $109.50         $111.08         $111.14         $103.41 (j)     $101.94 (j)     $102.65 (j)
-----------------------------------------------------------------------------------------------------

(j) After reduction for $7.00 per Series G Unit distribution declared on April 1, 1997.


                             MONTH-END NET ASSET VALUE PER SERIES H UNIT

            Jan.            Feb.            Mar.             Apr             May             Jun
-----------------------------------------------------------------------------------------------------
 1996        N/A             N/A             N/A             N/A             N/A             N/A
-----------------------------------------------------------------------------------------------------
 1997        $108.69         $110.26         $110.31         $109.54         $107.98         $108.73
-----------------------------------------------------------------------------------------------------

                             MONTH-END NET ASSET VALUE PER SERIES K UNIT

            Jan.            Feb.            Mar.             Apr             May             Jun
-----------------------------------------------------------------------------------------------------
 1996        N/A             N/A             N/A             N/A             N/A             N/A
-----------------------------------------------------------------------------------------------------
 1997        N/A             N/A             N/A             N/A             $ 99.97         $100.71
-----------------------------------------------------------------------------------------------------


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

Interest Income
---------------

         The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by MLAM rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 2.89% (annualized) over the prevailing 91-day Treasury bill rate.

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

         MLIP makes annual fixed-rate and, possibly, additional discretionary distributions to investors from the assets attributable to their respective series of Units. Such distributions are made as of each Issuance Anniversary for the various series. The Series A Units and Series B Units each received both fixed-rate and discretionary distributions of $3.50 and $2.50 (a total distribution of $6.00) as of their respective first Issuance Anniversaries. The Series C Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series D Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series E Units received a fixed rate distribution of $3.50 on its first Issuance Anniversary. The Series F Units received both a fixed rate and discretionary distribution of $3.50 and $2.50 (a total distribution of $6.00), respectively, on its first Issuance Anniversary. The Series G Units received both a fixed rate and discretionary distribution of $3.50 and $3.50 (a total distribution of $7.00), respectively, on its first Issuance Anniversary. The Series A Units received both a fixed rate and discretionary distribution of $3.50 and $2.50, respectively, (a total distribution of $6.00), respectively, on its second Issuance Anniversary. The Series B Units received both a fixed rate and discretionary distribution of $3.50 and $3.00 (a total distribution of $6.50) on its second Issuance Anniversary. The Series C Units received both a fixed rate and discretionary distribution of $3.50 and $4.00, respectively, (a total distribution of $7.50) on its second Issuance Anniversary.

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

         As of July 1, 1996, the Fund has changed its name to ML Principal Protection L.P. Such change is due to the General Partner restructuring the continuous offerings to be sold without a guaranteed annual fixed-rate distribution or a discretionary distribution as previously offered under ML Principal Protection Plus L.P.

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

         John W. Henry & Company, Inc. ("JWH") is one of the Advisors retained by the Fund, managing approximately 15% of the Fund's assets committed to trading as of July 1, 1997. In September 1996, JWH was named in a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

      On June 24, 1997, the Commodity Futures Trading Commission("CFTC") accepted an Offer of Settlement from Merrill Lynch Futures Inc. ("MLF") and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.", CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the CFTC that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act (the "Act"), relating to wash sales, and CFTC Regulation 1.37(a), relating to recordkeeping requirements . MLF agreed to cease and desist from violating Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         James M. Bernard, formerly a Senior Vice President of MLIP, is no longer with the firm.

         Michael A. Karmelin has been appointed Chief Financial Officer, Vice President and Treasurer of MLIP. Mr. Karmelin assumed these positions on April 14, 1997, when he completed his tenure as Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin was born in 1947. Mr. Karmelin joined ML Hubbard in January 1994 as a Vice President. From May 1994 until he joined MLIP, Mr. Karmelin was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with Merrill Lynch & Co., Inc. ("ML&Co.") and Merrill Lynch, Pierce, Fenner & Smith Incorporated from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accountant examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         There are no exhibits required to be filed with this document.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first six months of fiscal 1997.

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



                                 ML PRINCIPAL PROTECTION L.P.
                                 ----------------------------
                                 (formerly ML Principal Protection Plus L.P.)



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                     (General Partner)



Date:  August 14, 1997       By /s/JOHN R. FRAWLEY, JR.
                               -----------------------
                              John R. Frawley, Jr.
                              President, Chief Executive Officer
                              and Director



Date:  August 14, 1997      By /s/MICHAEL A. KARMELIN
                               ----------------------
                              Michael A. Karmelin
                              Chief Financial Officer, Vice President
                              and Treasurer