Form 10-Q
period 1997-09-30
ML PRINCIPAL PROTECTION LP
filed 1997-11-14
CIK 917259

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1997
                                 ------------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ---------------------

Commission File Number  0-25000

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
                           specified in its charter)

         Delaware                                 13-3750642 (Registrant)
 -------------------------------                 13-3775509 (Co-Registrant)
(State or other jurisdiction of               ------------------------------
incorporation or organization)                (IRS Employer Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
             Merrill Lynch World Headquarters - South Tower, 6th Fl.
              World Financial Center New York, New York 10080-6106
                    (Address of principal executive offices)
                                   (Zip Code)

                                  212-236-5662
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   Yes  X    No
                                                                ---
                        This document contains 15 pages.

                         PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                                           September 30,     December 31,
                                                                1997             1996
                                                          ---------------- ----------------

ASSETS
------

Cash                                                               $1,294             $328
Accrued interest                                                  963,423           23,501
U.S. Government obligations                                    84,091,473       72,815,648
Equity in commodity futures trading accounts:
    Cash and options premium                                    4,905,206        7,177,888
    Net unrealized profit on open contracts                     1,343,179        1,677,317
                                                          ---------------- ----------------

                TOTAL                                         $91,304,575      $81,694,682
                                                          ================ ================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:

    Redemptions payable                                        $1,235,629         $966,906
    Profit shares payable                                         455,439          658,800
    Brokerage commissions payable                                 426,186          378,291
    Organization and offering costs payable                         8,856           68,630
    Administrative fees payable                                    12,177           10,224
                                                          ---------------- ----------------

            Total liabilities                                   2,138,287        2,082,851
                                                          ---------------- ----------------

Minority Interest                                                 789,855          768,546
                                                          ---------------- ----------------

PARTNERS' CAPITAL:

  General Partners (22525.74 and 20873.06 Units)                2,494,486        2,301,180
  Limited Partners (807306.76 and 702786.91 Units)             85,881,947       76,542,105
                                                          ---------------- ----------------

            Total partners' capital                            88,376,433       78,843,285
                                                          ---------------- ----------------

                TOTAL                                         $91,304,575      $81,694,682
                                                          ================ ================

NET ASSET VALUE PER UNIT (NOTE 2)


See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                   For the three    For the three     For the nine     For the nine
                                    months ended     months ended     months ended     months ended
                                   September 30,    September 30,    September 30,    September 30,
                                        1997             1996             1997             1996
                                  ---------------- ---------------- ---------------- ----------------

REVENUES:
    Trading (loss) profit:
      Realized                          $(66,580)     $(1,254,082)       $3,655,767       $2,701,951
     Change in unrealized               1,069,429        1,576,809        (334,138)        (177,300)
                                  ---------------- ---------------- ---------------- ----------------

            Total trading results       1,002,849          322,727        3,321,629        2,524,651
                                  ---------------- ---------------- ---------------- ----------------

     Interest income                    1,290,326        1,175,775        3,473,238        3,465,370
                                  ---------------- ---------------- ---------------- ----------------

            Total revenues              2,293,175        1,498,502        6,794,867        5,990,021
                                  ---------------- ---------------- ---------------- ----------------

EXPENSES:
    Profit shares                          43,978           75,861          542,376          319,464
    Brokerage commissions               1,276,885        1,197,147        3,418,130        3,588,269
    Administrative fees                    36,482           32,355           97,661           96,980
                                  ---------------- ---------------- ---------------- ----------------

            Total expenses              1,357,345        1,305,363        4,058,167        4,004,713
                                  ---------------- ---------------- ---------------- ----------------

NET INCOME BEFORE
    MINORITY INTEREST                     935,830          193,139        2,736,700        1,985,308
                                  ---------------- ---------------- ---------------- ----------------

    Minority interest                     (9,020)            2,672         (21,309)         (11,134)
                                  ---------------- ---------------- ---------------- ----------------

NET INCOME                               $926,810         $195,811       $2,715,391       $1,974,174
                                  ================ ================ ================ ================


NET INCOME PER UNIT:
    Weighted average number of units
        outstanding                       869,337          837,769          772,306          828,420
                                  ================ ================ ================ ================

    Weighted average net income
     per Limited Partner
      and General Partner Unit              $1.07            $0.23            $3.52            $2.38
                                  ================ ================ ================ ================


  See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           -----------------------------------------------------------
              For the nine months ended September 30, 1997 and 1996
              ---------------------------------------------------

                                                    Limited           General              Total
                                     Units          Partners          Partner
                                --------------- ----------------  -------------        -------------

PARTNERS' CAPITAL,
  December 31, 1995                 714,318.98      $73,080,141        $1,766,403      $74,846,544

Subscriptions                       254,468.36       25,102,217           344,619       25,446,836

Distributions                          -            (1,279,994)          (21,484)      (1,301,478)

Net Income                             -              1,838,327           135,847        1,974,174

Redemptions                       (189,786.52)     (19,730,431)           -           (19,730,431)
                                --------------- ----------------  ----------------  ---------------

PARTNERS' CAPITAL,
  September 30, 1996                779,000.82      $79,010,260        $2,225,385      $81,235,645
                                =============== ================  ================  ===============

PARTNERS' CAPITAL,
  December 31, 1996                 723,659.97      $76,542,105        $2,301,180      $78,843,285

Subscriptions                       263,933.00       26,228,032           165,268       26,393,300

Distributions                          -            (2,447,252)          (50,719)      (2,497,971)

Net Income                             -              2,636,634            78,757        2,715,391

Redemptions                       (157,760.47)     (17,077,572)           -           (17,077,572)
                                --------------- ----------------  ----------------  ---------------

PARTNERS' CAPITAL,

  September 30, 1997                829,832.50      $85,881,947        $2,494,486      $88,376,433
                                =============== ================  ================  ===============



See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                  --------------------------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments
     (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of September 30, 1997 and December 31,
     1996 and the results of its operations for the nine months ended September 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   NET ASSET VALUE PER UNIT

     For financial reporting purposes, the Partnership deducted the total organization and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. For all other purposes (including computing Net Asset Value for redemptions), the Partnership deducts the organization and initial offering cost reimbursements only as actually paid. At September 30, 1997 and December 31, 1996, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:




                                                       September 30, 1997
                    ----------------------------------- ------------------------------------------------
                                 Net Asset Value                       Net Asset Value per Unit
                    ----------------------------------- ----------------------------------------------------

                        All Other         Financial           Number           All Other          Financial
                        Purposes          Reporting           of Units         Purposes           Reporting
                    ----------------- ----------------- -------------------- ------------- -----------------
Series A Units           $18,527,056       $18,526,794           161,764.00       $114.53       $114.52(d)

Series B Units             2,847,369         2,847,337            25,550.00        111.44        111.44(f)

Series C Units             4,047,073         4,047,024            38,331.00        105.58        105.58(b)

Series D Units            10,679,250        10,679,083            99,504.00        107.32        107.32(j)

Series E Units             8,086,401         8,086,269            72,013.46        112.29        112.28(e)

Series F Units             6,256,813         6,256,693            58,780.32        106.44        106.44(g)

Series G Units             5,767,433         5,767,353            55,461.50        103.99        103.98(h)

Series H Units             5,690,253         5,689,910            54,674.22        104.08        104.06(k)

Series K Units            11,860,662        11,860,551           116,453.00        101.85        101.84

Series L Units            14,616,337        14,615,419           147,301.00         99.23         99.22
                    ----------------- ----------------- --------------------

Totals                   $88,378,647       $88,376,433           829,832.50
                    ================= ================= ====================


                                                  December 31, 1996

                   ------------------------------------- ----------------------------------------------------
                              Net Asset Value                          Net Asset Value per Unit
                   ------------------------------------- ----------------------------------------------------

                        All Other         Financial             Number          All Other      Financial
                        Purposes          Reporting             of Units        Purposes       Reporting
                   ------------------ ------------------ ------------------- ------------  ------------------

Series A Units           $21,048,780        $21,031,369          190,136.00       110.70        110.61  (d)

Series B Units             3,447,686          3,444,936           30,179.00       124.24        114.15  (a)

Series C Units             4,996,014          4,992,389           45,696.00       109.33        109.25  (i)

Series D Units            12,582,502         12,567,310          116,303.00       108.19        108.06  (c)

Series E Units            10,484,159         10,476,812           96,561.50       108.58        108.50  (e)

Series F Units            10,179,910         10,173,793           93,465.62       108.92        108.85

Series G Units             6,967,116          6,962,973           64,920.50       107.32        107.25

Series H Units             9,199,107          9,193,703           86,398.35       106.47        106.41
                   ------------------ ------------------ -------------------

Totals                   $78,905,274        $78,843,285          723,659.97
                   ================== ================== ===================




(a) After reduction for the $6.00 Distribution to Series B as of 1/1/96
(b) After reduction for the $7.50 Distribution to Series C as of 4/1/97 (For a total distibution of $11.00 inception to date.)
(c) After reduction for the $3.50 Distribution to Series D as of 7/1/96
(d) After reduction for the $6.00 Distribution to Series A as of 10/1/96 (For a total distibution of $12.00 inception to date.)
(e) After reduction for the $3.50 Distribution to Series E as of 10/1/96
(f) After reduction for the $6.50 Distribution to Series B as of 1/1/97 (For a total distibution of $12.50 inception to date.)
(g) After reduction for the $6.00 Distribution to Series F as of 1/1/97
(h) After reduction for the $7.00 Distribution to Series G as of 4/1/97
(i) Ater reduction for the $3.50 Distribution to Series C as of 4/1/96
(j) After reduction for the $4.50 Distribution to Series D as of 7/1/97 (For a total distibution of $8.00 inception to date.)
(k) Ater reduction for the $6.00 Distribution to Series H as of 7/1/97

3.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership's revenues by reporting category for the respective periods were as follows:



                 For the three        For the three         For the nine        For the nine
                 months ended         months ended          months ended        months ended
              September 30, 1997   September 30, 1996    September 30, 1997  September 30, 1996
             -------------------- --------------------  ------------------- -------------------
Interest rate         $2,447,990           $1,407,933           $1,395,869            $544,590
Stock indices            453,554          (1,064,205)              990,144           (916,975)
Commodities          (1,179,624)            (140,241)              571,345           (104,132)
Currencies               213,843          (1,185,501)            1,616,740             559,603
Energy                 (430,209)            1,499,750          (1,362,836)           3,116,342
Metals                 (502,705)            (195,009)              110,367           (674,777)
             -------------------- --------------------  ------------------- -------------------

                      $1,002,849             $322,727           $3,321,629          $2,524,651
             ==================== ====================  =================== ===================




The contract/notional values of the Trading Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:



                                  1997                                             1996
             ------------------------------------------------  -----------------------------------------------

                  Commitment to            Commitment to            Commitment to           Commitment to
                Purchase (Futures,        Sell (Futures,         Purchase (Futures,        Sell ( Futures,
               Options & Forwards)      Options & Fowards)       Options & Forwards)     Options & Forwards)
               -------------------      ------------------       -------------------     -------------------

Interest rate           $256,610,211             $19,321,710             $103,258,306             $38,270,540
Stock indices              9,207,761               3,465,833                4,259,475               2,340,013
Commodities                9,923,629              11,790,240                8,541,433              12,761,047
Currencies                63,531,402             111,766,127               53,592,111              86,479,803
Energy                     8,695,496                 598,538                5,566,768             -
Metals                     9,615,842              16,516,895                4,593,702              14,839,516
             ------------------------ -----------------------  ----------------------- -----------------------

                        $357,584,341            $163,459,343             $179,811,795            $154,690,919
             ======================== =======================  ======================= =======================

The contract/notional values of the Trading Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:



                                1997                                           1996
               ---------------------------------------------- ---------------------------------------------

                    Commitment to          Commitment to           Commitment to          Commitment to
                 Purchase (Futures,       Sell (Futures,        Purchase (Futures,       Sell (Futures,
                 Options & Forwards)    Options & Forwards)     Options & Forwards)    Options & Forwards)
                 -------------------    -------------------     -------------------    -------------------
Exchange
   traded               $298,911,938            $74,149,567            $133,757,339            $85,639,298
Non-Exchange
    traded                58,672,403             89,309,776              46,054,456             69,051,621
               ----------------------  ---------------------- ----------------------  ----------------------

                        $357,584,341           $163,459,343            $179,811,795           $154,690,919
               ======================  ====================== ======================  ======================


     The average fair value of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:



                                  1997                                             1996
             ------------------------------------------------  -----------------------------------------------

                  Commitment to            Commitment to            Commitment to           Commitment to
                Purchase (Futures,        Sell (Futures,         Purchase (Futures,        Sell (Futures,
               Options & Forwards)      Options & Forwards)      Options & Forwards)     Options & Forwards)
               -------------------      -------------------      -------------------     -------------------

Interest rate          $217,659,579             $68,540,689             $224,985,973             $91,029,835
Stock indices             8,848,452               1,906,939               10,235,486               2,492,230
Commodities              13,261,525               9,384,921               13,316,970               7,175,841
Currencies               61,251,497             102,972,370               94,601,907             115,671,672
Energy                    3,476,576               2,635,892                6,862,906               1,348,945
Metals                    8,416,985              13,421,169               13,579,528              19,196,951
             -----------------------  -----------------------  -----------------------  ----------------------

                       $312,914,614            $198,861,980             $363,582,770            $236,915,474
             =======================  =======================  =======================  ======================



     As of September 30, 1997 and December 31, 1996, $4,036,246 and $2,997,536
of the Trading Partnership's assets, respectively, were held in segregated accounts in accordance with U.S. Commodity Futures Trading Commission regulations.

     The gross unrealized profit and the net unrealized profit (loss) on the Trading Partnership's open derivative instrument positions as of September 30, 1997 and December 31, 1996 were as follows:


                                1997                                   1996
               ------------------------------------   ------------------------------------

                     Gross              Net                 Gross              Net
                   Unrealized        Unrealized           Unrealized        Unrealized
                     Profit        Profit (Loss)            Profit        Profit (Loss)
               ---------------  -------------------   ----------------  ------------------
Exchange
   traded           $2,753,866        $1,756,150           $2,090,698        $1,611,482
Non-Exchange
    traded           1,054,031         (412,971)            1,172,965            65,835
               ---------------  -----------------     ----------------   -----------------

                    $3,807,897        $1,343,179           $3,263,663        $1,677,317
               ===============  =================     ================   =================

4.    SUBSEQUENT EVENTS

     On October 1, 1997 distributions were announced with respect to Series A Units and Series E Units. Series A Units received an annual fixed rate distribution equal to $3.50 per Unit. Series E Units received an annual fixed rate distribution equal to $3.50 per Unit as well as a discretionary distribution equal to $2.00 per Unit.

5. RELATED PARTY TRANSACTIONS

        MLIP is currently reviewing certain aspects of the interest arrangements between the Partnership and certain affiliates of MLIP. The purpose of the review is to confirm that the Partnership received interest credits as described in its Prospectus. The results of this review have not been determined.

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------
Operational Overview: Advisor Selections
----------------------------------------

             Due to the nature of the Fund's business, its results of operations depend on Merrill Lynch Investment Partners Inc.'s ("MLIP") ability to select Advisors and determine the appropriate percentage of each series' assets to allocate to them for trading, as well as the Advisors' ability to recognize and capitalize on trends and other profit opportunities in different sectors of the world commodity markets. MLIP's Advisor selection procedure and leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only information that can be furnished regarding the Fund's results of operations is contained in the performance record of its trading. Unlike operating businesses, general economic or seasonal conditions do not directly affect the profit potential of the Fund, and its past performance is not necessarily indicative of future results. Because of the speculative nature of its trading, operational or economic trends have little relevance to the Fund's results. MLIP believes, however, that there are certain market conditions, for example, markets with strong price trends, in which the Fund has a better likelihood of being profitable than in others.

             As of October 1, 1997, the trading assets attributable to each series of Units were allocated approximately as follows (either 60% or 75% of each series' total capital being allocated to trading):

             Chesapeake Capital Corporation              17.00
             John W. Henry & Company, Inc.               15.00
             Non-"Core" Advisors                         68.00
                                                       -------
             Total                                       100.00%

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

Performance Summary
-------------------

             During the first nine months of 1996, the Fund's average month-end Net Assets equaled $83,687,751, and the Fund recognized trading gains of $2,524,651 or 3.02% of average month-end Net Assets. Brokerage commissions of $3,588,269 or 4.29%, Administrative fees of $96,980 or 0.12% and Profit Shares of $319,464 or 0.38% of average month-end Net Assets were paid. Interest income of $3,465,370 or 4.14% of average month-end Net Assets resulted in net gain of $1,974,174 (before organizational and initial offering cost reimbursement payments of $59,775, and after deduction of MLIP's "minority interest" of $11,134 in the Trading Partnership), or 2.36% of average month-end Net Assets which resulted in a 2.66% increase in the Net Asset Value per Series A Units (before distribution), 2.51% increase in the Net Asset Value per Series B Units (before distribution), 2.55% increase in the Net Asset Value per Series C Units (before distribution), 2.55% increase in the Net Asset Value per Series D

Units, 2.52% increase in the Net Asset Value per Series E Units since December 31, 1995, a 2.08% increase in the Net Asset Value per Series F Units since January 1996, a .71% increase in the Net Asset Value per Series G Units since April 1996 and a 10% decrease in the Net Asset Value per Series H Units since July 1996. The performance of the different Series of Units differs somewhat over the same period due primarily to profit share calculation differences resulting from the different times at which the various Series began trading.

             During the first nine months of 1997, the Fund's average month-end Net Assets equaled $81,506,962 and the Fund recognized trading gains of $3,321,629 or 4.08% of average month-end Net Assets. Brokerage commissions of $3,418,130 or 4.19%, Administrative fees of $97,661 or .12% and Profit Shares of $542,376 or .67% of average month-end Net Assets were paid. Interest income of $3,473,238 or 4.26% of average month-end Net Assets resulted in a net gain of $2,715,391 (before organizational and initial offering cost reimbursement payments of $8,856 and after deduction of MLIP's "minority interest" of $21,309 in the Trading Partnership), or 3.33% of average month-end Net Assets which resulted in a 3.46% increase in the NAV per Series A Units, 3.24% increase (before distribution) in the NAV per Series B Units, 3.43% increase (before distribution) in the NAV per Series C Units, 3.36% increase (before distribution) in the NAV per Series D Units, 3.42% increase (before distribution) in the NAV per Series E Units, 3.23% increase (before distribution) in the NAV per Series F Units, 3.42% increase (before distribution) in the NAV per Series G Units, 3.39% increase (before distribution) in the NAV per Series H Units since December 31, 1996, a 1.85% increase in the NAV per Series K Units since May 1997 and a .77% decrease in the NAV per Series L Units since July 1997. The performance of different Series of Units differs somewhat over the period due primarily to the profit share calculation differences resulting from the different times at which the various Series began trading.

             During the first nine months of 1997 and 1996, the Fund experienced 12 profitable months and 6 unprofitable months.



                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
-------------------------------------------------------------------------------------------------------
         Jan.      Feb.       Mar.        Apr.       May       Jun.        Jul.      Aug.        Sep.
-------------------------------------------------------------------------------------------------------
 1996 $109.65(a) $105.56(a) $106.69(a) $110.05(a) $107.82(a) $109.33(a) $107.51(a) $108.04(a) $109.80(a)
--------------------------------------------------------------------------------------------------------
 1997 $113.00(b) $114.63(b) $114.69(b) $113.89(b) $112.28(b) $113.05(b) $116.48(b) $113.59(b) $114.53(b)
--------------------------------------------------------------------------------------------------------


(a) After reduction for $6.00 per Series A Unit distribution declared on October 1, 1995.
(b) After reduction for $6.00 per Series A Unit distribution declared on October 1, 1996, resulting in a total distribution of $12.00 inception to date.



                   MONTH-END NET ASSET VALUE PER SERIES B UNIT
---------------------------------------------------------------------------------------------------------
          Jan.       Feb.       Mar.       Apr.       May       Jun.       Jul.      Aug.       Sep.
---------------------------------------------------------------------------------------------------------
1996  $106.98(c) $102.99(c) $104.09(c) $107.37(c) $105.20(c) $106.67(c) $104.90(c) $105.41(c) $107.13(c)
---------------------------------------------------------------------------------------------------------
1997  $109.96(d) $111.53(d) $111.59(d) $110.81(d) $109.25(d) $110.01(d) $113.33(d) $110.53(d) $111.44(d)
---------------------------------------------------------------------------------------------------------


(c) After reduction for $6.00 per Series B Unit distribution declared on January 1, 1996.
(d) After reduction for $6.50 per Series B Unit distribution declared on January 1, 1997, resulting in a total distribution of $12.50 inception to date.



                   MONTH-END NET ASSET VALUE PER SERIES C UNIT
-------------------------------------------------------------------------------------------------------
         Jan.       Feb.       Mar.       Apr.       May        Jun.       Jul.       Aug.      Sep.
-------------------------------------------------------------------------------------------------------
 1996 $105.97    $102.00    $103.10    $102.73(e) $100.66(e) $102.05(e) $100.35(e) $100.85(e) $102.49(e)
-------------------------------------------------------------------------------------------------------
 1997 $111.57(e) $113.17(e) $113.23(e) $104.99(f) $103.51(f) $104.22(f) $107.38(f) $104.72(f) $105.58(f)
-------------------------------------------------------------------------------------------------------


(e) After reduction for $3.50 per Series C Unit distribution declared on April 1, 1996.
(f) After reduction for $7.50 per Series C Unit distribution declared on April 1, 1997, resulting in a total distribution of $11.00 inception to date.



                   MONTH-END NET ASSET VALUE PER SERIES D UNIT
--------------------------------------------------------------------------------------------------------
         Jan.        Feb.      Mar.       Apr.       May        Jun.      Jul.      Aug.      Sep.
--------------------------------------------------------------------------------------------------------
 1996 $104.83    $100.94    $102.02    $105.21    $103.11    $104.51    $99.33(g)  $99.82(g)  $101.45(g)
--------------------------------------------------------------------------------------------------------
 1997 $110.39(g) $111.98(g) $112.04(g) $111.25(g) $109.68(g) $110.44(g) $109.15(h) $106.45(h) $107.32(h)
--------------------------------------------------------------------------------------------------------


(g) After reduction for $3.50 per Series D Unit distribution declared on July 1, 1996.
(h) After reduction for $4.50 per Series D Unit distribution declared on July 1, 1997, resulting in a total distribution of $8.00 inception to date.



                  MONTH-END NET ASSET VALUE PER SERIES E UNIT
---------------------------------------------------------------------------------------------------------
         Jan.        Feb.       Mar.       Apr.       May        Jun.      Jul.       Aug.      Sep.
---------------------------------------------------------------------------------------------------------
 1996 $105.17     $101.32    $102.40    $105.55    $103.49    $104.86   $103.12     $103.62    $105.31
---------------------------------------------------------------------------------------------------------
 1997 $110.79(i)  $112.39(i) $112.45(i) $111.66(i) $110.07(i) $110.84(i) $114.21(i) $111.37(i) $112.29(i)
---------------------------------------------------------------------------------------------------------


(i) After reduction for $3.50 per Series E Unit distribution declared on October 1, 1996.



                                      MONTH-END NET ASSET VALUE PER SERIES F UNIT
  -------------------------------------------------------------------------------------------------------------------
           Jan.         Feb.        Mar.         Apr.          May         Jun.       Jul.       Aug.    Sep.
  -------------------------------------------------------------------------------------------------------------------
 1996  $102.16     $98.45       $99.46      $102.34       $100.44      $101.72    $100.01    $100.49    $102.08
  -------------------------------------------------------------------------------------------------------------------
 1997  $105.02(j)  $106.53(j)   $106.58(j)  $105.84(j)    $104.33(j)   $105.06(j) $108.26(j) $105.57(j) $106.44(j)
  -------------------------------------------------------------------------------------------------------------------

(j) After reduction for $6.00 per Series F Unit distribution declared on January 1, 1997.



                                    MONTH-END NET ASSET VALUE PER SERIES G UNIT
--------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.        Mar.         Apr.          May        Jun.        Jul.       Aug.        Sep.
--------------------------------------------------------------------------------------------------------------------
 1996       N/A         N/A         N/A      $100.87       $98.95      $100.35     $98.66     $99.14      $100.71
--------------------------------------------------------------------------------------------------------------------
 1997    $109.50     $111.08     $111.14     $103.41(k)    $101.94(k)  $102.65(k)  $105.76(k) $103.14(k)  $103.99(k)
--------------------------------------------------------------------------------------------------------------------

(k) After reduction for $7.00 per Series G Unit distribution declared on April 1, 1997.




                                      MONTH-END NET ASSET VALUE PER SERIES H UNIT
-------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.        Mar.         Apr.         May         Jun.        Jul.       Aug.       Sep.
-------------------------------------------------------------------------------------------------------------------

 1996      N/A          N/A         N/A         N/A          N/A         N/A        $97.82     $ 98.32    $ 99.90
-------------------------------------------------------------------------------------------------------------------
 1997    $108.69      $110.26     $110.31     $109.54      $107.98     $108.73     $105.86(l)  $103.22(l) $104.08(l)
-------------------------------------------------------------------------------------------------------------------


(l) After reduction for $6.00 per Series H Unit distribution declared on July 1, 1997.



                                      MONTH-END NET ASSET VALUE PER SERIES K UNIT
------------------------------------------------------------------------------------------------------------------
          Jan.        Feb.        Mar.         Apr.          May         Jun.        Jul.       Aug.      Sep.
------------------------------------------------------------------------------------------------------------------

 1996      N/A         N/A         N/A          N/A          N/A         N/A         N/A        N/A        N/A
------------------------------------------------------------------------------------------------------------------
 1997      N/A         N/A         N/A          N/A        $99.97      $100.71     $104.26    $100.96    $101.85
------------------------------------------------------------------------------------------------------------------




                                 MONTH-END NET ASSET VALUE PER SERIES L UNIT
------------------------------------------------------------------------------------------------------------------
          Jan.        Feb.        Mar.         Apr.          May         Jun.        Jul.       Aug.      Sep.
------------------------------------------------------------------------------------------------------------------
 1996      N/A         N/A         N/A          N/A          N/A         N/A         N/A        N/A        N/A
------------------------------------------------------------------------------------------------------------------
 1997      N/A         N/A         N/A          N/A          N/A         N/A       $101.68     $98.26    $99.23
------------------------------------------------------------------------------------------------------------------



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

Interest Income
---------------

     The Fund's interest income varies from month to month due to a portion of such income representing the yield enhancement return achieved by MLAM rather than periodic interest accruals. Although there can be no assurance that the Fund will not incur losses in its yield enhancement activities in the future, to date MLAM has achieved a yield for the Fund (on approximately 80% to 90% of the Fund's assets managed by MLAM) of approximately 1.13% (annualized) over the prevailing 91-day Treasury bill rate.

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

     MLIP makes annual fixed-rate and, possibly, additional discretionary distributions to investors from the assets attributable to their respective series of Units. Such distributions are made as of each Issuance Anniversary for the various series. The Series A Units and Series B Units each received both fixed-rate and discretionary distributions of $3.50 and $2.50 (a total distribution of $6.00) as of their respective first Issuance Anniversaries. The Series C Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series D Units received a fixed rate distribution of $3.50 on its respective first Issuance Anniversary. The Series E Units received a fixed rate distribution of $3.50 on its first Issuance Anniversary. The Series F Units received both a fixed rate and discretionary distribution of $3.50 and $2.50 (a total distribution of $6.00), respectively, on its first Issuance Anniversary. The Series G Units received both a fixed rate and discretionary distribution of $3.50 and $3.50 (a total distribution of $7.00), respectively, on its first Issuance Anniversary. The Series H Units received both a fixed rate and discretionary distribution of $3.50 and $2.50 (a total distribution of $6.00), respectively, on its first Issuance Anniversary. The Series A Units received both a fixed rate and discretionary distribution of $3.50 and $2.50, respectively, (a total distribution of $6.00), respectively, on its second Issuance Anniversary. The Series B Units received both a fixed rate and discretionary distribution of $3.50 and $3.00 (a total distribution of $6.50) on its second Issuance Anniversary. The Series C Units received both a fixed rate and discretionary distribution of $3.50 and $4.00, respectively, (a total distribution of $7.50) on its second Issuance Anniversary. The Series D Units received both a fixed rate and discretionary distribution of $3.50 and $1.00, respectively, (a total distribution of $4.50) on its second Issuance Anniversary.

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

                John W. Henry &  Company, Inc. ("JWH") is one of the
Advisors retained by the Fund, managing approximately 15.00% of the Fund's assets committed to trading as of October 1, 1997. In September 1996, JWH was named in a co-defendant in a class action lawsuit brought in the California Superior Court, Los Angeles County and in the New York Supreme Court, New York County. In November 1996, JWH was named as a co-defendant in a class action complaint filed in Superior Court of the State of Delaware for Newcastle County unspecified damages, purport to be brought on behalf of investors in certain Dean Witter, Discover & Co. ("Dean Witter") commodity pools, some of which are advised by JWH, and are primarily directed at Dean Witter alleged fraudulent selling practices in connection with the marketing of those pools. JWH is essentially alleged to have aided and abetted or directly participated with Dean Witter in those practices. JWH believes the allegations against it are without merit; it intends to contest these allegations vigorously, and is convinced that it will be shown to have acted properly and in the best interest of the investors.

Item 2.         Changes in Securities and Use of Proceeds

                (a) None.
                (b) None.
                (c) None.
                (d) The Fund has 2,250,000 Units of limited partnership interest registered, with an aggregate price of $225,000,000. The Fund has sold 807,306.76 Units of limited partnership interest, with an aggregate price of $85,881,947.

Item 3.         Defaults Upon Senior Securities

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                None.

Item 5.         Other Information


     Ms. Eilene Nicoll is the vice president of trading administration and a member of the Investment Policy Committee of John W. Henry & Company, Inc. ("JWH"). Prior to joining JWH in July 1997, Ms. Nicoll was a vice president beginning in January 1997 at Commercial Materials, L.L.C., a newly organized corporation which has not yet begun operations. She was a vice president and director at West Course Capital, Inc., a CTA, from January 1994 until it dissolved in December 1996. At West Course Capital, Inc., Ms. Nicoll was responsible for operations and administration. Prior to joining West Course Capital, Inc., she was a vice president at REFCO, Inc. from May 1991 to December 1993. While at REFCO, Inc., she was also a principal of Nikkhah & Nicoll Asset Management, Inc., a CPO. Ms. Nicoll was at Shearson Lehman Brothers from January 1987 to December 1990 as vice president-futures, and subsequently, from January 1991 to May 1991, at Moore Capital Management, Inc. where she was involved in all aspects of the commodity trading advisor business, including administration, marketing, and allocation of proprietary capital. From 1984 through 1986, she was an independent discretionary trader. Ms. Nicoll was employed at Commodities Corporation (USA) N.V. from 1978 to 1984 where she was an assistant vice president. Ms. Nicoll received her B.A. in psychology from Brooklyn College.

     Ms. Glenda G. Twist and Mr. John A. Ford are no longer principals of JWH effective August 1, 1997 and August 31, 1997, respectively.

     On August 11, 1997, AIS Futures Management, Inc. relocated to Connecticut and changed its form of organization from a corporation to a limited liability company for various corporate and tax reasons. The principals and management of the advisor remain the same in the newly-created limited liability company, AIS Futures Management LLC.

Item 6.         Exhibits and Reports on Form 8-K.

                  (a)  Exhibits

                There are no exhibits required to be filed with this document.

                  (b)  Reports on Form 8-K
                       --------------------

                There were no reports on Form 8-K filed during the first nine months of fiscal 1997.

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



                                   ML PRINCIPAL PROTECTION L.P.
                                   ----------------------------
                                   (formerly ML Principal Protection Plus L.P.)




                              By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                            (General Partner)




Date:  November 14, 1997      By /s/JOHN R. FRAWLEY, JR.
                                 -----------------------
                                 John R. Frawley, Jr.
                                 President, Chief Executive Officer
                                 and Director




Date:  November 14, 1997      By /s/MICHAEL A. KARMELIN
                                 ----------------------
                                 Michael A. Karmelin
                                 Chief Financial Officer, Vice President
                                 and Treasurer