Form 10-K405
period 1997-12-31
ML PRINCIPAL PROTECTION LP; ML PRINCIPAL PROTECTION TRADING LP
filed 1998-03-30
CIK 917259, 925433

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K

               [X] Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the fiscal year ended:  December 31, 1997
                                       or
                 [ ] Transition Report Pursuant to Section 13
                or 15(d) of the Securities Exchange Act of 1934

                        Commission file number:  0-25000

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
                            (Rule 140 Co-Registrant)

                                                      13-3750642 (Registrant)
         DELAWARE                                     13-3775509 (Co-Registrant)
-------------------------------                       --------------------------
(State of other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                   C/O MERRILL LYNCH INVESTMENT PARTNERS INC.
                        MERRILL LYNCH WORLD HEADQUARTERS
                             WORLD FINANCIAL CENTER
                SOUTH TOWER, 6TH FLOOR, NEW YORK, NY  10080-6106
                ------------------------------------------------
                    (Address of principal executive offices)

      Registrant's telephone number, including area code:  (212) 236-5662
                                                           --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT
TO SECTION 12(g) OF THE ACT:          Limited Partnership Units
                              ----------------------------------------
                                           (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                     Yes   X          No
                                                         -----           ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 1998, limited partnership units with an aggregate value of $97,854,937 were outstanding and held by non-affiliates.

                      DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "1997 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1997, is incorporated by reference into Part II, Item 8, and Part IV hereof and filed as an Exhibit herewith.

                         ML PRINCIPAL PROTECTION L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K


                               Table of Contents
                               -----------------


                                    PART I
                                    ------

                                                                               PAGE
                                                                               ----
Item 1.    Business............................................................  1

Item 2.    Properties..........................................................  9

Item 3.    Legal Proceedings...................................................  9

Item 4.    Submission of Matters to a Vote of Security Holders.................  9


                                    PART II
                                    -------

Item 5.     Market for Registrant's Common Equity and Related
            Stockholder Matters...............................................   9

Item 6.     Selected Financial Data...........................................  11

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................  15

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk........  19

Item 8.     Financial Statements and Supplementary Data.......................  19

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................  19


                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant...............  20

Item 11.    Executive Compensation...........................................  22

Item 12.    Security Ownership of Certain Beneficial Owners and Management...  22

Item 13.    Certain Relationships and Related Transactions...................  22


                                    PART IV
                                    -------

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....  23

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

          The Units sold at the beginning of each calendar quarter (and also May 1, 1997) are sold in separate series, each of which has its own Net Asset Value. All series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in the Trading Partnership and allocated to the Trading Advisors for management.

          Only the assets attributable to each series of Units and allocated to the Trading Partnership are allocated to the Trading Advisors for management. All outstanding series of Units currently being issued initially allocate approximately 75% of their total capital to the Trading Partnership, holding the rest in reserve at the Partnership level.

          MLIP may from time to time direct certain individual Advisors to manage their Fund accounts as if they were managing up to 50% more equity than the actual capital allocated to them. This additional leverage is subject to the condition that the Fund as a whole will not trade as if it had in excess of 20% more equity than actual capital.

          When the Fund began trading in October 1994, it had an initial capitalization of $32,000,000. Through December 31, 1997, a total of an additional $110,143,741 had been invested in the Units at subsequent quarter-end closings and also a May 1, 1997 closing (the last sale of the Units occurred as of October 15, 1997). Through December 31, 1997, Units with an aggregate Net Asset Value of $49,025,567 have been redeemed (including December 31, 1997 redemptions which were not actually paid out until January 1998), the Partnership's capitalization was $101,226,685, and the Fund had a total of 3,783 Limited Partners.

          Through December 31, 1997, the net gain in the Net Asset Value per Series A Unit (the initial series of Units) was 13.73%, the highest month-end Net Asset Value of a Series A Unit was $116.48 (after reducing such Net Asset Value by distributions of $15.50 per Series A Unit ), as of July 1997 , and the lowest $101.04, as of October 1994.

          The outstanding Series of Units are entitled to fixed-rate annual distributions (which cannot be reduced prior to the first Principal Assurance Date, as defined below, for such Series) and may also receive certain discretionary distributions. MLIP does not presently intend to make any distributions on any series of Units sold after July 16, 1996.

          The Fund is a "principal protected" commodity pool. ML&Co. provides the guarantee described below ML&Co.'s under 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" that all Units of any given series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to July 16, 1996 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such series, seven years after issuance for all outstanding Series of Units, anticipated to be generally five years after issuance for Series sold after July 16, 1996). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee, MLIP imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Fund's assets in the Partnership rather than investing such assets in the Trading Partnership for allocation to trading. At such time, if any, as the Net Asset Value per Unit of a Series declined to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIP would terminate trading with respect to such Series altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Unit of such Series.

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

          One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated (not, however, negatively correlated) with the United States stock and bond markets.

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

          ML&CO.'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE FUND

          ML&Co. has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any), and not on a present value basis, not a guarantee of profit.

          OPERATION OF A SERIES AFTER ITS PRINCIPAL ASSURANCE DATE

          MLIP may determine to dissolve a Series as of its Principal Assurance Date, to extend the ML&Co. guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by ML&Co.) or to continue to operate such Series without a "principal protection" feature.

          TWO-TIER STRUCTURE OF THE FUND

          The Fund does not trade in the futures and forward markets directly, but rather through the Trading Partnership, of which the Fund is the sole limited, and MLIP the sole general partner. The Fund's liability for any trading losses is limited to the Fund's investment in the Trading Partnership.

          USE OF PROCEEDS AND CASH MANAGEMENT INCOME

          Subscription Proceeds.  MLIP pays from its own funds the selling
          ---------------------
commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, forwards and options on futures markets on behalf of the Trading Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management and to earn interest, as more fully described below under "-- Available Assets."

          Market Sectors.  The Partnership trades in a diversified group of
          --------------
markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time materially alter the allocation of their overall
trading commitments among different market sectors.   Except in the case of
certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or as to in which market sectors the Fund's trading may be concentrated at any one time or over time.

          Market Types.  The Partnership trades on a variety of United States
          ------------
and foreign futures exchanges. Applicable exchange rules differ significantly among different countries and exchanges. Substantially all of the Fund's off-exchange trading takes places in the highly liquid, institutionally-based currency forward markets. The forward markets are generally unregulated, and in its forward trading the Fund does not deposit margin with respect to its positions. The Partnership's forward currency trading is executed exclusively through the Foreign Exchange Service Desk (the "F/X Desk") operated by MLIP and certain of its affiliates, with MLF as the "back-to-back" intermediary to the ultimate counterparties, which include Merrill Lynch International Bank ("MLIB") with which the Advisors trade on behalf of the Fund.

          As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets.

          The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or the Fund's trading may be concentrated at any one time or over time.

          Custody of Assets.  All of the Fund's assets -- other than the assets
          -----------------
managed by MLAM and held in a custodial account as described below under "--The Fund's U.S. Dollar Available Assets Managed by MLAM" -- are currently held in customer accounts at Merrill Lynch.

          Available Assets.  The Fund earns interest, as described below, on its
          ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in short-term Treasury bills. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated Government Securities, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's cash balances managed by MLAM or held in the offset accounts (as described below) -- which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; and (b) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

          Interest Earned on the Fund's U.S. Dollar Available Assets Not Managed
          ----------------------------------------------------------------------
by MLAM.  The following description relates to the approximately 20% of the
-------
Fund's U.S. dollar Available Assets not managed by MLAM.

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

          Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
          ----------------------------------------------------------------------
Assets.  Under the single currency margining system implemented for the
-------
Partnership, the Partnership itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options. MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Partnership's U.S. dollar Available Assets. The Partnership does not earn interest on foreign margin deposits provided by MLF. The Partnership does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund (MLAM does not manage any of the Fund's non-U.S. dollar Available Assets.). Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

                              ____________________

          The General Partner has determined that there may have been a miscalculation in the interest credited to the Fund for a period prior to November 1996. Accordingly, Merrill Lynch has credited the Fund's investors. For current Merrill Lynch clients, this credit, which includes compounded interests, appears on the December 1997 account statements. The total amount of the adjustment is approximately $54,000.


          CHARGES

          The following table summarizes the charges incurred by the Fund during 1995, 1996 and 1997.

                             1995                       1996                     1997
                          ---------                  ---------                 --------
                                                               % OF                      % OF
                                % OF AVERAGE                 AVERAGE                   AVERAGE
                      DOLLAR     MONTH-END       DOLLAR     MONTH-END      DOLLAR    MONTH-END
    COST              AMOUNT    NET ASSETS*      AMOUNT    NET ASSETS      AMOUNT    NET ASSETS*
    ----              ------    ------------     ------    ----------      ------    -----------
Brokerage
 Commissions        $3,303,292     5.92%      $4,775,116      5.77%     $4,833,598      5.64%
Administrative
 Fees                     -         -            129,057      0.16         138,103      0.16
Reimbursement of
 Organizational
 and Initial
 Offering Costs         79,700     0.14           79,700      0.10          61,989      0.07
Profit Shares          652,366     1.17          978,264      1.18         931,522      1.09
                    ----------     ----       ----------      ----      ----------      ----
    Total           $4,035,358     7.23%      $5,962,137      7.21%     $5,965,212      6.96%
                    ==========     ====       ==========      ====      ==========      ====

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

                              ____________________

          THE FLAT-RATE BROKERAGE COMMISSIONS AND ADMINISTRATIVE FEES WILL IN THE FUTURE BE HIGHER THAN THOSE IN THE FOREGOING TABLE AS THE UNITS ISSUED AFTER JULY 16, 1996 WILL TRADE AT 75% RATHER THAN 60% INITIAL LEVERAGE.

                              ____________________

          The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets in offset accounts. See Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management Income."

          The Fund's average month-end Net Assets during 1995, 1996 and 1997 equaled $55,827,125, $82,789,767 and $85,646,152 respectively.

          During 1995, 1996 and 1997,  the Fund earned $3,415,670, $4,545,186 and $4,873,872 in interest income, or approximately 6.12%, 5.49% and 5.69% of the Fund's average month-end Net Assets.

          Effective January 1, 1997, MLIP reduced the Fund's annual Brokerage Commissions from 9.25% to 8.75% of trading assets (i.e., assets committed to trading).



                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT           NATURE OF PAYMENT       AMOUNT OF PAYMENT
---------           -----------------       -----------------
MLF                 Brokerage Commissions   A flat-rate monthly commission of 0.7291 of 1% (an
                                            8.75% annual rate) of the Fund's month-end assets
                                            committed to trading.  The Fund initially commits
                                            8.75% of the capital attributable to each series of Units
                                            issued after July 16, 1996 to trading.

                                            During  1995, 1996 and 1997, the round-turn (each
                                            purchase and sale or sale and purchase of a single
                                            futures contract) equivalent rate of the Fund's flat-rate
                                            Brokerage Commissions was approximately $134,
                                            $116, and $116 respectively.  The round-turn rate for
                                            1995 and 1996 reflect Brokerage Commissions at the
                                            rate of 9.25% per annum.

                                            As of January 1, 1997, the 9.25% per annum
                                            Brokerage Commissions were reduced to 8.75% per
                                            annum (0.7291 of 1% of the Fund's month-end assets).

MLF                 Use of Fund assets      Merrill Lynch may derive an economic benefit from
                                            the deposit of certain of the Fund's U.S. dollar
                                            Available Assets not managed by MLAM in offset
                                            accounts; this benefit to date has not exceeded  3/4 of 1%
                                            of such average daily U.S. dollar Available Assets.

MLIP                Administrative Fees     The Fund pays MLIP a monthly Administrative Fee
                                            equal to 0.020833 of 1% (a 0.25 of 1% annual rate) of
                                            the Fund's month-end assets committed to trading.
                                            MLIP pays the Fund's routine administrative costs.

MLIB                Bid-ask spreads         Under MLIP's F/X Desk arrangements, MLIB receives
                                            bid-ask spreads on the forward trades it executes with
                                            the Fund.

Other               Bid-ask spreads         The counterparties other than MLIB with which the
  Counterparties                            F/X Desk deals each also receive bid-ask spreads on
                                            the forward trades executed with the Fund.

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

Government          Bid-ask spreads         The dealers with which MLAM executes Government
 Securities                                 Securites trades include bid-ask spreads in the prices
 Dealers                                    they quote to the Fund.

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

MLF;                Extraordinary expenses  Actual costs incurred; none paid to date, and expected
  Others                                    to be negligible.

                           ------------------------

          REGULATION

          The General Partner, the Trading Advisors and the Commodity Broker are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii) -- not applicable.

          (xiii)  The Partnership has no employees.

     (d)  Financial Information about Foreign and Domestic Operations and Export
          ----------------------------------------------------------------------
Sales:
-----

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

ITEM 3:   LEGAL PROCEEDINGS
          -----------------

          ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be ascertained at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIP or the Fund.

          MLIP itself has never been the subject of any material litigation.

          On June 24, 1997, the CFTC accepted an Offer of Settlement from MLF and others, in a matter captioned "In the Matter of Mitsubishi Corporation and Merrill Lynch Futures Inc., et al.," CFTC Docket No. 97-10, pursuant to which MLF, without admitting or denying the allegations against it, consented to a finding by the Commission that MLF had violated Section 4c(a)(A) of the Commodity Exchange Act, relating to wash sales (the CFTC alleged that the customer entered nearly simultaneous orders without the intent to engage in a bona fide trading transaction), and CFTC Regulation 1.37(a), relating to recordkeeping requirements. MLF agreed to cease and desist from violating
Section 4c(a)(A) of the Act and Regulation 1.37(a), and to pay a civil monetary penalty of $175,000.

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

     (b)  Holders:
          -------

          As of December 31, 1997, there were 3,793 holders of Units, including the General Partner.

     (c)  Dividends:
          ---------

          For series issued on or prior to July 16, 1996, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit (depending upon the series). The General Partner may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each series as of the beginning of the preceding twelve-month period. The first such distribution with respect to the Series A Units took place on October 1, 1995. At such time Series A Unitholders received a fixed-rate distribution equal to $3.50 per Unit and a discretionary distribution equal to $2.50 per Unit (for a total distribution of $6.00 per Unit). Series A Unitholders received another distribution of $6.00 per Unit on October 1, 1996. Series A Unitholders received a fixed-rate distribution of $3.50 on October 1, 1997. The first distribution with respect to Series B Units took place on January 1, 1996. At such distribution, Series B Unitholders also received a fixed-rate distribution equal to $3.50 per Unit and a discretionary distribution equal to $2.50 per Unit (for a total distribution of $6.00 per Unit). On January 1, 1997, Series B received a fixed-rate distribution of $3.50 and a discretionary distribution of $3.00. The first of such distributions for Series C, D and E of a fixed rate distribution of $3.50 per Unit took place on April 1, 1996, July 1, 1996 and October 1, 1996, respectively. On April 1, 1997, Series C received a fixed rate dividend of $3.50 and a discretionary dividend of $4.00. On July 1, 1997, Series D received a fixed-rate dividend of $3.50 and a discretionary dividend of $1.00. On October 1, 1997, Series E received a fixed-rate dividend of $3.50 and a discretionary dividend of $2.00. On January 1, 1997, Series F received a fixed-rate dividend of $3.50 and a discretionary dividend of $2.50. On April 1, 1997, Series G received a fixed-rate dividend of $3.50 and a discretionary dividend of $3.50. On July 1, 1997, Series H received a fixed-rate distribution of $3.50 and a discretionary distribution of $2.50. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their series of Units.

          The Fund does not make any distributions on any series of Units issued subsequent to July 16, 1996.

     (d)  Recent Sales of Unregistered Securities;
          ---------------------------------------
          Use of Proceeds from Registered Securities
          ------------------------------------------

              The Fund has 2,250,000 Units of limited partnership interest, with an aggregate price of $225,000,000. The Fund has sold 1,467,958.85 Units of limited partnership interest, with an aggregate price of $146,890,977.

ITEM 6:   SELECTED FINANCIAL DATA
          -----------------------

     The following selected financial data has been derived from the audited financial statements of the Partnership:


                                           JANUARY 1,     JANUARY 1,                       OCTOBER 12, 1994
                                              1997           1996       JANUARY 1, 1995     (COMMENCEMENT
                                               TO             TO               TO         OF OPERATIONS) TO
                                          DECEMBER 31,   DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                          ------------   ------------     ------------       ------------
                                              1997           1996            1995               1994
                                              ----           ----            ----               ----
INCOME STATEMENT DATA

Revenues:

Trading Profits (Loss)

      Realized Gain (Loss)                $  5,412,457    $ 9,038,064       $ 4,407,833         $  (363,054)

      Change in Unrealized (Loss) Gain       1,083,826       (396,221)        1,355,377           1,115,935
                                          ------------    -----------       -----------         -----------
      Total Trading Results                  6,496,283      8,641,843         5,763,210             752,881

  Interest Income                            4,873,872      4,545,186         3,415,670             377,303
                                          ------------    -----------       -----------         -----------

      Total Revenues                        11,370,155     13,187,029         9,178,880           1,130,184
                                          ------------    -----------       -----------         -----------

Expenses:
      Brokerage Commissions                  4,833,598      4,775,116         3,303,292             405,653
      Administrative Fees/1/                   138,103        129,057              -                 10,964
      Profit Shares                            931,522        978,264           652,366             129,169
                                          ------------    -----------       -----------         -----------

      Total Expenses                         5,903,223      5,882,437         3,955,658             545,786
                                          ------------    -----------       -----------         -----------

 Net Income Before Minority Interest         5,466,932      7,304,592         5,223,222             584,398

       Minority Interest /2/                   (46,687)       (81,228)          (36,730)             (4,504)
                                          ------------    -----------       -----------         -----------
 Net Income                               $  5,420,245    $ 7,223,364       $ 5,186,492         $   579,894
                                          ============    ===========       ===========         ===========

                                           DECEMBER 31,   DECEMBER 31,     DECEMBER 31,       DECEMBER 31,
                                           ------------   ------------     ------------       ------------
                                               1997           1996            1995               1994
                                               ----           ----            ----               ----
BALANCE SHEET DATA/3/
------------------

AGGREGATE NET ASSET VALUE

   (Series A-M)                           $101,226,685    $78,905,273       $74,846,544         $32,314,228

NET ASSET VALUE PER UNIT

   Series A                               $  113.73/4/    $ 110.70/5/       $ 106.96/6/         $101.76

   Series B                               $  114.15/4/    $ 114.24/5/       $ 110.36             N/A

   Series C                               $  108.15/4/    $ 109.33/5/       $ 103.35             N/A

   Series D                               $  109.94/4/    $ 108.19/5/       $ 102.34             N/A

   Series E                               $  109.40/4/    $ 108.58/5/       $ 102.72             N/A

   Series F                               $  109.04/4/    $ 108.92            N/A                N/A

   Series G                               $  106.52/4/    $ 107.32            N/A                N/A

   Series H                               $  106.62/4/    $ 106.47            N/A                N/A

   Series K                               $  104.77/4/       N/A              N/A                N/A

   Series L                               $  102.08/4/       N/A              N/A                N/A

   Series M                               $  103.70/4/       N/A              N/A                N/A

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

          /4/ Net of aggregate distributions of $15.50 per Unit on the Series A Units, $12.50 on the B Units and $11.00 on the Series C, $8.00 on the Series D Units, $9.00 on the Series E Units, $6.00 on the Series F Units, $7.00 on the Series G Units and $6.00 on the Series H Units.

          /5/ Net of aggregate distributions of $12.00 per Unit on the Series A Units, $6.00 on the B Units and $3.50 on the Series C, D and E Units.

          /6/  Net of the distribution of $6.00 per Unit on the Series A Unit.

--------------------

                          ML PRINCIPAL PROTECTION L.P.
                               DECEMBER 31, 1997

   Type of Pool:  Multi-Advisor; Selected Advisor/Publicly-Offered/"Principal
                                Protected"/(1)/
                    Inception of Trading:   October 12, 1994
                      Aggregate Subscriptions: 141,979,656
                     Current Capitalization:   $101,226,685
                 Worst Monthly Drawdown:/(2)/   (3.70)%  (2/96)
             Worst Peak-to-Valley Drawdown:/(3)/   (3.70)%  (2/96)

----------------------------------------------------
           MONTHLY RATES OF RETURN/(4)/
----------------------------------------------------
 MONTH             1997    1996    1995      1994
----------------------------------------------------
January            2.06%   2.45%  (0.55)%       --
----------------------------------------------------
February           1.44   (3.70)    2.24        --
----------------------------------------------------
March              0.05    1.06     4.17        --
----------------------------------------------------
April             (0.70)   3.10     0.91        --
----------------------------------------------------
May               (1.43)  (1.98)    1.20        --
----------------------------------------------------
June               0.70    1.36    (0.21)       --
----------------------------------------------------
July               3.14   (1.68)   (1.30)       --
----------------------------------------------------
August            (2.71)   0.49     0.95        --
----------------------------------------------------
September          0.86    1.62    (0.32)       --
----------------------------------------------------
October           (0.43)   4.25     0.29      1.04
----------------------------------------------------
November           0.80    2.50     0.69      0.32
----------------------------------------------------
December           2.22   (0.20)    2.12      0.40
----------------------------------------------------
Compound           6.01%   9.36%   10.55%     1.76%
Rate of Return                               (2 2/3%
                                             months)
----------------------------------------------------

  Rates of Return are presented on a composite, not a series-by-series, basis.

                           _________________________

          THE UNITS ISSUED AFTER JULY 16, 1996 COMMENCE TRADING WITH 75% OF THEIR ASSETS ALLOCATED TO TRADING. ALL SERIES OF UNITS ISSUED TO DATE HAVE TRADED AT ONLY APPROXIMATELY 60% LEVERAGE. INCREASING TRADING LEVERAGE SHOULD INCREASE MONTHLY RATES OF RETURN (BOTH POSITIVE AND NEGATIVE), DRAWDOWNS, PROFIT POTENTIAL, RISK AND VOLATILITY.

                           _________________________

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

MONTH-END NET ASSET VALUE PER SERIES A UNIT
------------------------------------------------------------------------------------------------------------------------------------
              JAN.      FEB.     MAR.     APR.       MAY       JUNE     JULY       AUG.     SEPT.      OCT.       NOV.        DEC.
------------------------------------------------------------------------------------------------------------------------------------
1994         N/A       N/A       N/A       N/A       N/A       N/A       N/A       N/A       N/A    $  101.04 $  101.36  $   101.76
1995      $ 101.36  $  103.63 $ 107.94  $ 109.09  $ 110.40  $ 110.18  $ 108.94  $ 109.98  $ 109.62  $ 103.91* $  104.63* $   106.96*
------------------------------------------------------------------------------------------------------------------------------------
1996      $ 109.65* $ 105.56* $ 106.69* $ 110.05* $ 107.82* $ 109.33* $ 107.51* $ 108.04* $ 109.80* $108.24** $ 110.93**  $ 110.70**
------------------------------------------------------------------------------------------------------------------------------------
1997      $113.00** $114.63** $114.69** $113.89** $112.28** $113.05** $116.48** $113.59** $114.53** $110.69** $111.50***  $113.73***
------------------------------------------------------------------------------------------------------------------------------------

* After reduction for the $6.00 per Series A Unit distribution made as of October 1, 1995.
** After reduction for the second $6.00 per Series A Unit distribution made as of October 1, 1996.
*** After reduction for the $3.50 per Series A Unit distribution made as of October 1, 1997.

ITEM 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

            [Global Futures and Forward Market Chart Appears Here]


     MLPF&S                                 Investors
       |                   Custody              |
       |-------------------Agreement            |
Cash Management               |        Limited Partnership
of Fund and Trading           |               Units
Partnership Assets held       |                 |
at MLPF&S and MLF             |                 |               Sole
       |                      |                 |              General
       |                      |----------- ML Principal        Partner
      MLAM ------------------------------- Protection L.P. ------------- MLIP
Cash Management        | Investment         (the "Fund")       |
of Fund and Trading    | Advisory               |              |
Partnership Assets held| Contract              Sole            |
at MLPF&S and MLF      |                  Limited Partner      |  Sole
       |               | Customer               |              | General
       |                -Agreement--------ML Principal---------| Partner
      MLF ---------------------------- Protection Trading L.P.
                        F/X Desk          (the "Trading
                   Service Agreement      Partnership")
                                        |        |        |
                                     Advisor  Advisor  Advisor
                                        |        |        |
                                Global Futures and Forward Markets

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

     Prior to July 16, 1996, all series of Units initially allocated approximately 60% of their assets to trading. All series of Units sold after July 16, 1996 initially allocate 75% of their assets to trading. MLIP's determination as to how much of a series' capital to allocate to trading from time to time -- again, a determination primarily dictated by MLIP's objective of ensuring that ML&Co. is never required to make any payments under its guarantee that the Net Asset Value per Unit of each series will be at least $100 as of such series' Principal Assurance Date-- has a material impact on the performance of such series.

     In the case of Units issued subsequent to July 16, 1996, MLIP's ability to adjust the leverage at which these series trade is restricted by the regulatory requirement that if MLIP adjusts the leverage of any one such series, it must adjust the leverage of all such series so that all are trading with the same percentage of their total capital allocated to trading.

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

     PERFORMANCE SUMMARY

     1995

     In 1995, prevailing price trends in several key markets enabled the Advisors to trade profitably for the Fund. Although trading in many of the traditional commodity markets may have been lackluster, the currency and financial markets offered exceptional trading conditions. After months characterized by very difficult trading environments, solid price trends across many markets (including U.S. Treasury and non-dollar bond markets) began to emerge during the first quarter of 1995. In the second quarter of 1995, market volatility once again began to affect trading, as many previously strong price trends began to weaken and, in some cases, reverse. The U.S. dollar hit new lows versus the Japanese yen and Deutschemark before rebounding sharply. In addition, there were strong indications that the U.S. economy was slowing which, when coupled with a failure of the German Central Bank to lower interest rates, stalled a rally in the German bond market. During the third quarter there was a correction in U.S. bond prices after several months of a strong uptrend. Despite exposure to the global interest-rate markets, the Fund's long positions in U.S. Treasury bonds had a negative impact on performance. Throughout August and into September, the U.S. dollar rallied sharply against the Japanese yen and the Deutschemark as a result of the coordinated intervention by major central banks and widespread recognition of the growing banking crisis in Japan. Despite continued price volatility during the final quarter of 1995, the Trading Advisors were able to identify several trends in key markets. U.S. Treasury bond prices continued their strong move upward throughout November, due both to weak economic data and optimism on federal budget talks. As the year ended, the yield on the 30-year Treasury bond was pushed to its lowest level in more than two years.

     1996

     1996 began with the East Coast blizzard, continuing difficulties in the U.S. federal budget talks and an economic slowdown having a negative impact on many markets. The Fund was profitable in January due to the strong profits in currency trading as the U.S. dollar reached a 23-month high against the Japanese yen. In February, however, the Fund incurred its worst monthly loss due to the sudden reversals in several strong price trends and considerable volatility in the currency and financial markets. During March, large profits were taken in the crude oil and gasoline markets as strong demand continued and talks between the United Nations and Iraq were suspended. This trend continued into the second quarter, during which strong gains were also recognized in the agricultural markets as a combination of drought and excessive rain drove wheat and grain prices to historic highs. In the late summer and early fall months, the Fund continued to trade profitably as trending prices in a number of key markets favorably impacted the Fund's performance. In September heating oil hit a five-year high on soaring prices in Europe, and the Fund was also able to capitalize on downward trends in the metals markets. Strong trends in the currency and global bond markets produced significant gains in October and November, but the year ended with declining performance as December witnessed the reversal of several strong upward trends and increased volatility in key markets.

     1997

     In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. However, the dollar underwent two significant corrections during the year. The first correction occurred in the Spring against the Japanese yen, due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. From August through mid-November, the dollar corrected against the Eurocurrencies in advance of a well-advertised tightening by the Bundesbank. By mid-December the dollar had bounced back to new highs against the yen and was rallying against the mark.

          Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. By the middle of the year, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress. Effects of the plunge in the Hong Kong stock market in late October spread rapidly throughout the world's financial markets, including global bond markets. After continued volatility in subsequent months made trading difficult, 1997 interest rate trading ended on a positive note when U.S. and Japanese bond markets rallied as a flight to safety from plunging stock markets around the world occurred in December.

          In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. By mid-year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production, joined forces to pressure oil-producing nations to stay within OPEC production quotas. In December, financial and economic problems in Asia reduced demand for oil, and in combination with ample supplies, resulted in crude oil prices declining once again.

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

     THE DIFFERENT SERIES OF UNITS

     All series of Units issued after July 16, 1996 begin trading with the same percentage (75%) of their total capital allocated to trading (by investment in the Trading Partnership). All Series issued prior to such date began trading with 60% of their total capital allocated to trading. All series trade in a common trading account and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIP -- e.g., making a distribution or adjusting trading leverage -- must be done in such a way, that all Units receive the same distributions (if any) as well as having the same percentage of capital allocated to trading after the adjustment. Despite these fundamental similarities among the different series, because the series begin trading at different times they are likely to come, as a result of trading profits and losses, to have different percentages of their capital allocated to trading, pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values.

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



     THE YEAR 2000 COMPUTER ISSUE

     Merrill Lynch's modifications for Year 2000 systems compliance are proceeding according to plan and are expected to be completed in early 1999. Based on information currently available, the remaining expenditures are estimated at $200 million and will cover hardware and software upgrades, systems consulting, and computer maintenance. These expenditures are not expected to have a material adverse impact on Merrill Lynch's financial position, results of operations, or cash flows in future periods. However, the failure of Merrill Lynch's securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could result in a material financial risk. Merrill Lynch is devoting necessary resources to address all Year 2000 issues in a timely manner.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------

     Not applicable.

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


                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

     (a,b)  Identification of Directors and Executive Officers:
            --------------------------------------------------

          As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

          The directors and executive officers of MLIP as of February 1, 1998 and their respective business backgrounds are as follows.

John R. Frawley, Jr.                    Chairman, Chief Executive Officer,
                                        President and Director

Jeffrey F. Chandor                      Senior Vice President, Director of
                                        Sales, Marketing and Research and
                                        Director

Joseph H. Moglia                        Director

Allen N. Jones                          Director

Stephen G. Bodurtha                     Director

Michael A. Karmelin                     Chief Financial Officer, Vice
                                        President and Treasurer

Steven B. Olgin                         Vice President, Secretary and Director
                                        of Administration

          John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley is currently serving his fourth consecutive one-year term as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley is also a Director of that organization. Mr. Frawley currently serves on a panel created by the Chicago Mercantile Exchange and The Board of Trade of the City of Chicago to study cooperative efforts related to electronic trading, common clearing and the issues regarding a potential merger.

          Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, the Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

          Joseph H. Moglia was born in 1949. He is a director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Institutional Sales, and Director of the

Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

          Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

          Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government, magna cum laude. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of MLPF&S's Structured Investments Group since 1995.

          Michael A. Karmelin was born in 1947. Mr. Karmelin is Chief Financial Officer, Vice President and Treasurer of MLIP. Prior to joining MLIP in April 1997, Mr. Karmelin was Chief Financial Officer of Merrill Lynch, Hubbard Inc. ("ML Hubbard"), a sponsor of real estate limited partnerships. Mr. Karmelin joined ML Hubbard in January 1994 and was a Vice President of ML Hubbard. From May 1994 to April 1997, he was the Chief Financial Officer of ML Hubbard, responsible for its accounting, treasury and tax functions. Prior to joining ML Hubbard, Mr. Karmelin held several senior financial positions with ML&Co and MLPF&S from December 1985 to December 1993, including Vice President/Senior Financial Officer Corporate Real Estate and Purchasing, Manager Commitment Control/Capital Budgeting, and Senior Project Manager/Project Analysis. Prior to joining ML&Co., Mr. Karmelin was employed at Avco Corporation for 17 years, where he held a variety of financial positions. Mr. Karmelin holds a B.B.A. degree in Accounting from Baruch College, C.U.N.Y. and a Master of Business Administration degree in Corporate Strategy and Finance from New York University. Mr. Karmelin passed the Certified Public Accounting examination in 1974 and is a member of the Treasury Management Association, the Institute of Management Accountants and The Strategic Leadership Forum.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Secretary and the Director of Administration of MLIP. He joined MLIP in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science degree in Business Administration and a Bachelor of Arts degree in Economics. In 1986, he received his Juris Doctor degree from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the NFA. Mr. Olgin is also a member of the Committee on Futures Regulation of the Association of the Bar of the City of New York.

          Messrs. Moglia and Bodurtha became Directors in January 1998.

          As of December 31, 1997, the principals of MLIP had no investment in the Fund and MLIP's general partner interest in the Fund was valued at approximately $2.6 million.

          MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund/SM/ L.P., The SECTOR Strategy Fund/SM/ II L.P., The SECTOR Strategy Fund/SM/ V L.P., The SECTOR Strategy Fund/SM/ VI L.P., ML Global Horizons L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

               See Item 10(a)(b) above.

     (f) Involvement in Certain Legal Proceedings:
         ----------------------------------------

               None.

     (g)  Promoters and Control Persons:
          -----------------------------

               Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------

     The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Available Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT
          ---------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners:
         -----------------------------------------------

          As of December 31, 1997, no person or "group" is known to be or have been the beneficial owner of more than five percent of the Units.

     (b) Security Ownership of Management:
         --------------------------------

          As of December 31, 1997, the General Partner owned 23,141.61 Units (unit-equivalent general partnership interests), which was less than 3% of the total Units outstanding.

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

          In 1997, the Partnership accrued: (i) Brokerage Commissions of $4,833,598 to the Commodity Broker, which included $949,508 in consulting fees accrued by the Commodity Broker to the Trading Advisors; and (ii) Administrative Fees of $138,103 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefit from maintaining a portion of the Fund's assets in "offset accounts" as described under Item 1(c), "Narrative Description of Business -- Use of Proceeds and Cash Management -- Income Interest Earned on the Fund's U.S. Dollar Available Assets not managed by MLAM" and Item 11, "Executive Compensation" herein, as well as from the Fund's F/X Desk and exchange of futures for physical ("EFP") trading.

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

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

        (a)1.  Financial Statements (found in Exhibit 13.01):              Page
                                                                           ----

               Independent Auditors' Report                                   1

               Consolidated Statements of Financial Condition as of
                 December 31, 1997 and 1996                                   2

               For the years ended December 31, 1997, 1996 and 1995:
                 Consolidated Statements of Operations                        3
                 Consolidated Statements of Changes in Partners' Capital      4

               Notes to Financial Statements                               5-14

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

        (a)3.  Exhibits:
               --------

               The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation       Description
-----------       -----------

1.01 Selling Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Selling Agent and the Trading Advisors.

Exhibit 1.01:     Is incorporated herein by reference from Exhibit 1.01
-----------       contained in Amendment No. 1 to the Registration Statement
                  (File No. 33-73914) filed on July 14, 1994, on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration
                  Statement.")

1.01(a) Form of Selling Agreement Amendment among the Partnership, the General Partner, Merrill Lynch Futures Inc., the Selling Agent and the Trading Advisors.

Exhibit 1.01(a):  Is incorporated herein by reference from Exhibit 1.01(a)
---------------   contained in the Registrant's report on Form 10-K for the year ended December 31, 1997.

3.01(i)           Amended and Restated Limited Partnership Agreement of the
                  Partnership.

Exhibit 3.01(i):  Is incorporated herein by reference from Exhibit 3.01(ii)
---------------   contained in the Registrant's Registration Statement (as
                  Exhibit A).

3.01(ii) Amended and Restated Limited Partnership Agreement of the Trading Partnership.

Exhibit 3.01(ii): Is incorporated herein by reference from Exhibit 3.01(ii) ---------------- contained in Registrant's the Registration Statement.

3.05(ii) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.05(ii): Is incorporated herein by reference from Exhibit 3.05(ii) ---------------- contained in the Registrant's report on Form 10-Q for the
                  Quarter Ended June 30, 1995.

10.01(h) Form of Advisory Agreement among the Partnership, the General Partner, Merrill Lynch Futures Inc. and each Trading Advisor.

Exhibit 10.01(h): Is incorporated herein by reference from Exhibit 10.01(h) ---------------- contained in the Registrant's report on Form 10-Q for the
                  Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between Merrill Lynch Futures Inc. and each trading advisors.

Exhibit 10.02:    Is incorporated herein by reference from Exhibit 10.02
-------------     contained in the Registrant's Registration Statement.

10.03             Form of Customer Agreement between the Trading Partnership and
                  Merrill Lynch Futures Inc.
Exhibit 10.03     Is incorporated herein by reference from Exhibit 10.03
-------------     contained in the Registrant's Registration Statement (as
                  Exhibit B).

10.05             Merrill Lynch & Co., Inc. Guarantee.

Exhibit 10.05:    Is incorporated herein by reference from Exhibit 10.05
-------------     contained in the Registrant's Registration Statement (as
                  Exhibit B).

10.06             Form of Subscription Agreement and Power of Attorney.

Exhibit 10.06:    Is incorporated herein by reference from Exhibit 10.06
-------------     contained in the Registrant's Registration Statement (as
                  Exhibit D).

10.07(a) Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and various MLIP funds.

Exhibit 10.07(a): Is incorporated herein by reference from Exhibit 10.07 ---------------- contained in the Registrant's Registration Statement (as
                  Exhibit D).

10.07(b) Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07(b): Is incorporated herein by reference from Exhibit 10.07 ---------------- contained in the Registrant's Registration Statement.

10.08 Investment Advisory Contract between Merrill Lynch Futures, the Partnership, the Trading Partnership and MLAM.

Exhibit 10.08:    Is incorporated herein by reference from Exhibit 10.08
-------------     contained in the Registrant's Registration Statement.

10.09(a) Form of Advisory and Consulting Agreement Amendment among the General Partner, each Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.09(a): Is incorporated herein by reference from Exhibit 10.09(a) ---------------- contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.09(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.09(b): Is incorporated herein by reference from Exhibit 10.09(b) ---------------- contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.
 .
13.01             1997 Annual Report and Independent Auditors' Report.

Exhibit 13.01:    Is filed herewith.
-------------

28.01             Prospectus of the Partnership dated January 25, 1996.

Exhibit 28.01:    Is incorporated by reference as filed with the Securities and
-------------     Exchange Commission pursuant to Rule 424 under the Securities
                  Act of 1933, Registration Statement (File No. 33-73914) on
                  Form S-1 (effective January 25, 1996).

     (b)  Report on Form 8-K:
          ------------------

          No reports on Form 8-K were filed during the fourth quarter of 1997.

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

                           ML PRINCIPAL PROTECTION TRADING L.P.

                           By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                               General Partner

                           By: /s/ John R. Frawley, Jr.
                               ------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director
                               (Principal Executive Officer)


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1998 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                  Title                                                       Date
---------                  -----                                                       ----

/s/John R. Frawley, Jr.    Chairman,  Chief Executive Officer, President and Director  March 25, 1998
-------------------------  (Principal Executive Officer)
John R. Frawley, Jr.

/s/Michael A. Karmelin     Vice President, Chief Financial Officer and Treasurer       March 25, 1998
-------------------------  (Principal Financial and Accounting Officer)
Michael A. Karmelin

/s/Jeffrey F. Chandor      Senior Vice President, Director of Sales,                   March 25, 1998
-------------------------  Marketing and Research and Director
Jeffrey F. Chandor

/s/Allen N. Jones          Director                                                    March 25, 1998
-------------------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT General Partner of Registrant                                 March 25, 1998
  PARTNERS INC.

By/s/ John R. Frawley, Jr.
  ------------------------
    John R. Frawley, Jr.

                          ML PRINCIPAL PROTECTION L.P.

                      ANNUAL REPORT FOR 1997 ON FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                    Exhibit
                    -------


Exhibit 13.01       1997 Annual Report and Independent Auditors' Report