Form 10-Q
period 1998-03-31
ML PRINCIPAL PROTECTION LP
filed 1998-05-11
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 31, 1998

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                                ---------------    --------------

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                      ML PRINCIPAL PROTECTION TRADING L.P.
                      ------------------------------------
                            (Rule 140 Co-Registrant)
                         (Exact Name of Registrant as
                           specified in its charter)

              Delaware                         13-3750642 (Registrant)
-------------------------------                13-3775509 (Co-Registrant)
(State or other jurisdiction of                --------------------------
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

                                 212-236-9757
              --------------------------------------------------
             (Registrant's telephone number, including area code)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X   No
                                                    ---     ---

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------

                                                          March 31,         December 31,
                                                             1998               1997
                                                       -----------------  -----------------
ASSETS
Cash                                                            $72,334             $1,423
Accrued interest                                                 24,386             38,562
U.S. Government obligations                                  99,498,707         94,651,930
Broker receivable                                             2,712,867                  -
Equity in commodity futures trading accounts:
    Cash and options premiums                                 3,427,945          6,127,948
    Net unrealized profit on open contracts                   1,814,434          2,958,084
                                                       -----------------  -----------------

                TOTAL                                      $107,550,673       $103,777,947
                                                       =================  =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Broker Payables                                          $2,504,102         $ -
    Redemptions payable                                       2,254,308            636,155
    Profit Shares payable                                       410,361            591,195
    Brokerage commissions payable                               508,884            494,349
    Administrative fees payable                                  14,539             14,330
                                                       -----------------  -----------------

            Total liabilities                                 5,692,194          1,736,029
                                                       -----------------  -----------------

Minority Interest                                               804,031            815,233
                                                       -----------------  -----------------

PARTNERS' CAPITAL:
    General Partners (23141.61 and 23141.61 Units)            2,540,230          2,564,153
    Limited Partners (930214.73 and 989140.56 Units)         98,514,218        105,628,837
    Subscriptions receivable (0 and 69,663.05 Units)                  -         (6,966,305)
                                                       -----------------  -----------------

            Total partners' capital                         101,054,448        101,226,685
                                                       -----------------  -----------------

               TOTAL                                       $107,550,673       $103,777,947
                                                       =================  =================

NET ASSET VALUE PER UNIT (Note 2)


See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                       (a Delaware limited partnership)
                       --------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    -------------------------------------


                                            For the three      For the three
                                            months ended        months ended
                                              March 31,          March 31,
                                                1998                1997
                                          ------------------  -----------------
REVENUES:
    Trading profit (loss):
      Realized                                   $1,249,237         $4,591,648
     Change in unrealized                        (1,143,650)        (1,197,662)
                                          ------------------  -----------------

            Total trading results                   105,587          3,393,986
                                          ------------------  -----------------

     Interest income                              1,487,049          1,113,890
                                          ------------------  -----------------

            Total revenues                        1,592,636          4,507,876
                                          ------------------  -----------------

EXPENSES:
    Profit Shares                                   417,850            583,452
    Brokerage commissions                         1,561,580          1,073,504
    Administrative fees                              44,617             30,672
                                          ------------------  -----------------

            Total expenses                        2,024,047          1,687,628
                                          ------------------  -----------------

NET (LOSS) INCOME BEFORE
    MINORITY INTEREST                              (431,411)         2,820,248
                                          ------------------  -----------------

    Minority interest                                11,203            (40,626)
                                          ------------------  -----------------

NET (LOSS) INCOME                                 $(420,208)        $2,779,622
                                          ==================  =================


NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                                 997,147            706,361
                                          ==================  =================

    Weighted average net (loss) income
     per Limited Partner
      and General Partner Unit                       $(0.42)             $3.94
                                          ==================  =================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             -------------------------------------------------------
               For the three months ended March 31, 1998 and 1997
               --------------------------------------------------

                                                     Limited              General            Subscriptions
                                Units                Partners             Partner              Receivable             Total
                           -----------------    -------------------   -----------------        ----------        ----------------
PARTNERS' CAPITAL,
  December 31, 1996              723,659.97            $76,542,105          $2,301,180            $         -        $78,843,285

Subscriptions                             -                      -                   -                      -                  -

Distributions                             -               (736,978)            (19,978)                     -           (756,956)

Net Income                                -              2,697,509              82,113                      -          2,779,622

Redemptions                      (43,349.36)            (4,832,699)                  -                      -         (4,832,699)
                           -----------------    -------------------   -----------------    -------------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1997                 680,310.61            $73,669,937          $2,363,315      $               -        $76,033,252
                           =================    ===================   =================    ===================   ================

PARTNERS' CAPITAL,
  December 31, 1997              942,619.12           $105,628,837          $2,564,153        $    (6,966,305)      $101,226,685

Subscriptions                             -                      -                   -                      -                  -

Subscriptions receivable          69,663.26                      -                   -              6,966,305          6,966,305

Distributions                             -               (377,241)            (15,568)                     -           (392,809)

Net Income                                -               (411,853)             (8,355)                     -           (420,208)

Redemptions                      (58,926.04)            (6,325,525)                  -                      -         (6,325,525)
                           -----------------    -------------------   -----------------    -------------------   ----------------

PARTNERS' CAPITAL,
  March 31, 1998                 953,356.34            $98,514,218          $2,540,230      $               -       $101,054,448
                           =================    ===================   =================    ===================   ================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                  -------------------------------------------
                  (formerly ML Principal Protection Plus L.P.)

                        (a Delaware limited partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of March 31, 1998 and the results of its operations for the three months ended March 31, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

       Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with general accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2.     NET ASSET VALUE PER UNIT

       For financial reporting purposes, the Partnership deducted the total organizational and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. Such deduction was allocated pro-rata among the outstanding Units of each series based upon the aggregate Net Asset Value of each series, and then equally among all Units of the same series. For all other purposes (including computing Net Asset Value for redemptions) the Partnership deducts the organizational and initial offering cost reimbursements only as actually paid. The organizational and initial offering cost reimbursement was completed in October 1997. At March 31, 1998 the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                                             March 31, 1998

                            Net Asset                  Number             Net Asset Value
                               Value                  of Units                per Unit
                         ------------------     -------------------      ------------------
Series A Units                 $16,724,812              147,522.00                 $113.37

Series B Units                   2,687,149               24,696.00                  108.81

Series C Units                   3,778,930               35,051.00                  107.81

Series D Units                   9,480,302               86,504.00                  109.59

Series E Units                   7,495,753               68,737.26                  109.05

Series F Units                   5,009,714               48,187.24                  103.96

Series G Units                   5,097,748               48,007.00                  106.19

Series H Units                   3,373,282               31,740.23                  106.28

Series K Units                  11,826,254              113,352.00                  104.33

Series L Units                  14,469,356              142,399.00                  101.61

Series M Units                  14,182,770              137,497.56                  103.15

Series N Units                   6,928,378               69,663.05                   99.46
                         ------------------     -------------------

Totals                        $101,054,448              953,356.34
                         ==================     ===================

                                           December 31, 1997

                                                            Number               Net Asset
                            Net Asset Value                of Units            Value per Unit
                         ----------------------      -------------------      ------------------
Series A Units                 $17,716,313                 155,778.00                $113.73

Series B Units                   2,865,130                  25,100.00                 114.15

Series C Units                   4,061,256                  37,551.00                 108.15

Series D Units                  10,499,613                  95,504.00                 109.94

Series E Units                   7,685,677                  70,255.86                 109.40

Series F Units                   6,136,370                  56,275.48                 109.04

Series G Units                   5,470,415                  51,354.50                 106.52

Series H Units                   5,610,794                  52,626.22                 106.62

Series K Units                  12,127,411                 115,752.00                 104.77

Series L Units                  14,732,144                 144,314.00                 102.08

Series M Units                  14,321,562                 138,108.06                 103.70
                       --------------------        -------------------
Totals                        $101,226,685                 942,619.12
                       ====================        ===================

3.     ANNUAL DISTRIBUTIONS

      The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit on Units issued prior to July 16, 1996. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after July 16, 1996. As of March 31, 1998, the Partnership has made the following distributions:

            Series          Distribution        Fixed-Rate         Discretionary
                                Date           Distribution         Distribution
           ---------    ------------------  ------------------  --------------------
      1998
-----------
           Series B            1/1/98             $ 3.50             $ 1.50
           Series F            1/1/98               3.50               1.25

      1997
-----------
           Series A           10/1/97             $ 3.50             $ -
           Series B            1/1/97               3.50               3.00
           Series C            4/1/97               3.50               4.00
           Series D            7/1/97               3.50               1.00
           Series E           10/1/97               3.50               2.00
           Series F            1/1/97               3.50               2.50
           Series G            4/1/97               3.50               3.50
           Series H            7/1/97               3.50               2.50

      1996
-----------
           Series A           10/1/96             $ 3.50             $ 2.50
           Series B            1/1/96               3.50               2.50
           Series C            4/1/96               3.50               -
           Series D            7/1/96               3.50               -
           Series E           10/1/96               3.50               -

      1995
-----------
           Series A           10/1/95               3.50               2.50

4.      FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respective periods were as follows:

                    For the three           For the three
                     months ended            months ended
                    March 31, 1998          March 31, 1997
                 ---------------------   ---------------------

Interest rates               $519,711               $(504,828)
Stock indices                 212,737                 357,947
Commodities                   208,150               1,525,154
Currencies                    422,105               2,080,230
Energy                     (1,163,062)               (480,381)
Metals                        (94,054)                415,864
                 ---------------------   ---------------------

                             $105,587              $3,393,986
                 =====================   =====================


The contract/notional values of the Trading Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                           1998                                                     1997
                       --------------------------------------------------       -------------------------------------------------
                           Commitment to              Commitment to                 Commitment to               Commitment to
                        Purchase (Futures,              Sell (Futures,           Purchase (Futures,             Sell ( Futures,
                       Options & Forwards)          Options & Fowards)          Options & Forwards)         Options & Forwards)
                       ----------------------      ----------------------       ---------------------     -----------------------
Interest rates                $218,538,984                $175,585,158                 $121,435,283                 $85,620,621
Stock indices                   16,009,545                     860,408                    1,665,588                   8,854,122
Commodities                     13,405,783                  21,228,185                   11,663,786                  21,791,599
Currencies                      78,125,912                 130,210,017                   70,272,888                 147,312,282
Energy                           3,671,093                   3,580,864                    1,085,885                   9,041,759
Metals                           7,474,304                  12,567,237                    4,412,002                  19,039,071
                       --------------------         -------------------         --------------------        ---------------------

                              $337,225,621                $344,031,869                 $210,535,432                $291,659,454
                       ====================         ===================         ====================        ====================

       The contract/notional values of the Trading Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                             1998                                                  1997
                    ---------------------------------------------------   ----------------------------------------------------

                            Commitment to             Commitment to               Commitment to             Commitment to
                          Purchase (Futures,          Sell (Futures,            Purchase (Futures,          Sell (Futures,
                         Options & Forwards)       Options & Forwards)         Options & Forwards)        Options & Forwards)
                         -------------------       -------------------         -------------------        -------------------
Exchange
   traded                       $277,532,994              $243,214,515                $142,565,779               $183,223,917
Non-Exchange
    traded                        59,692,627               100,817,354                  67,969,653                108,435,537
                    ------------------------- -------------------------   ------------------------- --------------------------

                                $337,225,621              $344,031,869                $210,535,432               $291,659,454
                    ========================= =========================   ========================= ==========================

       The average fair value, based on contract/notional value, of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:

                                            1998                                                     1997
                 -------------------------------------------------------  -------------------------------------------------------

                           Commitment to               Commitment to                Commitment to               Commitment to
                         Purchase (Futures,            Sell (Futures,             Purchase (Futures,            Sell (Futures,
                        Options & Forwards)         Options & Forwards)          Options & Forwards)         Options & Forwards)
                        ------------------          ------------------           ------------------          ------------------
Interest rates                 $301,751,496                $103,900,423                 $177,189,103                 $68,697,138
Stock indices                    11,943,656                   2,977,850                    7,544,449                   4,040,832
Commodities                      13,032,721                  20,732,492                   13,113,725                  11,481,639
Currencies                       95,921,568                 151,526,194                   70,061,899                 113,287,725
Energy                            2,573,421                   6,361,228                    3,621,533                   3,415,726
Metals                            7,931,693                  15,769,009                    7,369,251                  14,913,348
                 --------------------------- ---------------------------  --------------------------- ---------------------------
                               $433,154,555                $301,267,196                 $278,899,960                $215,836,408
                 =========================== ===========================  =========================== ===========================

       The gross unrealized profit and the net unrealized profit on the Trading Partnership's open derivative instrument positions as of March 31, 1998 and December 31, 1997 were as follows:

                                       1998                                        1997
                    ----------------------------------------    ----------------------------------------

                          Gross                 Net                   Gross                 Net
                        Unrealized          Unrealized              Unrealized           Unrealized
                          Profit               Profit                 Profit               Profit
                    ------------------- --------------------    -------------------  -------------------
Exchange
   traded                   $2,402,540           $1,118,995             $3,263,519           $2,416,539
Non-Exchange
    traded                   1,652,625              695,439              2,119,281              541,545
                    ------------------- --------------------    -------------------  -------------------

                            $4,055,165           $1,814,434             $5,382,800           $2,958,084
                    =================== ====================    ===================  ===================

4.     SUBSEQUENT EVENTS

       On April 1, 1998 distributions were announced with respect to Series C Units and Series G Units. Series C Units received an annual fixed rate distribution equal to $3.50 per Unit. Series G Units received an annual fixed rate distribution equal to $3.50 per Unit.

Item 2:      Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operations
             ---------------------

Performance Summary

January 1, 1997 to March 31, 1997

             In currency markets, the U.S. dollar rallied and started 1997 on a strong note, rising to a four-year high versus the Japanese yen and two-and-a-half year highs versus the Deutsche mark and the Swiss franc. Profitable results were seen throughout the quarter in currency trading.

             Global interest rate markets began the year on a volatile note, as investors evaluated economic data for signs of inflation. January and March were profitable months for interest rate trading.

             In energy markets, a slump in crude oil prices was characteristic of its lackluster performance from the beginning of the year. Early in 1997, volatility returned in the energy markets, reflecting the impact of a winter significantly warmer than normal. January and March saw losses in energy trading; February, however, was profitable.

             Agricultural commodity trading proved profitable in February and March. Soybean prices reached their highest level in over eight years, on continued demand and fears that inventories could fall to critically low levels before the next harvest.

January 1, 1998 to March 31, 1998

             The Fund's most profitable positions during the quarter were in the global interest rate markets, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. Specifically, strong gains were recorded in French and German bonds.

             Gold and crude oil trading resulted in losses. Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

             Trading results in stock index markets were mixed, but marginally profitable, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Results in currency trading were also mixed, but marginally profitable. Strong gains were realized in positions on the Swiss franc, which weakened versus the U.S. dollar, while trading losses resulted from positions in the Deutsche mark and the Australian dollar.

             Agricultural commodity markets provided profits. Live cattle and hog prices trended downward throughout the quarter resulting in strong gains. Cotton prices moved mostly upward during the quarter, but dropped off sharply at the end of March, causing losses.

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                     Jan.          Feb.          Mar.
        ---------------------------------------------------
            1997   $113.00 (a)   $114.63 (a)   $114.69 (a)
        ---------------------------------------------------
            1998   $113.84 (b)   $113.25 (b)    $113.37(b)
        ---------------------------------------------------

 (a) After reduction for $6.00 per Series A Unit distribution declared on October 1, 1995 and $6.00 per Series A Unit distribution declared on October 1, 1996.

 (b) After reduction for a $3.50 per Series A distribution declared on October 1, 1997 and the distributions described in (a), resulting in a total distribution of $15.50 inception to date.

            As of July 1, 1996, the Fund changed its name to ML Principal Protection L.P. Such change was due to the General Partner restructuring the continuous offerings to be sold without a guaranteed annual fixed-rate distribution or a discretionary distribution as previously offered under ML Principal Protection Plus L.P.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            Not Applicable

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.    Changes in Securities and Use of Proceeds

           (a) None.
           (b) None.
           (c) None.

           (d) The Fund has 2,250,000 Units of limited partnership interest registered, with an aggregate price of $225,000,000. The Fund has sold 1,468,909.77 Units of limited partnership interest, with an aggregate price of $146,890,977.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           Mr. Michael A. Karmelin, Chief Financial Officer, Vice President and Treasurer of Merrill Lynch Investment Partners Inc. ("MLIP"), has announced that he will resign from MLIP effective April 15, 1998 to pursue other business opportunities. MLIP expects to announce his successor in the near future.

Item 6.    Exhibits and Reports on Form 8-K.

             (a)  Exhibits

           There are no exhibits required to be filed with this report.

             (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the first three months of fiscal 1998.

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

                             ML PRINCIPAL PROTECTION L.P.
                             ----------------------------
                             (formerly ML Principal Protection Plus L.P.)



                        By:  MERRILL LYNCH INVESTMENT PARTNERS INC.

                                (General Partner)


Date:  May 11, 1998     By /s/ JOHN R. FRAWLEY, JR.
                           ------------------------
                           John R. Frawley, Jr.
                           Chairman, Chief Executive Officer,
                           President and Director




Date:  May 11, 1998     By /s/ SERGIO M. PAVONE
                           --------------------
                           Sergio M. Pavone
                           Vice President and Controller
                           (Chief Accounting Officer)