Form 10-Q
period 1998-06-30
ML PRINCIPAL PROTECTION LP
filed 1998-08-13
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               ---------------

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
                           specified in its charter)

           Delaware                        13-3750642 (Registrant)
---------------------------------          13-3775509 (Co-Registrant)
(State or other jurisdiction of            -----------------------------
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
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              -----    -----

                                PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------



                                                                             1998               1997
                                                                       -----------------  -----------------
ASSETS
Cash                                                                            $ 1,242            $ 1,423
Accrued interest                                                                903,822             38,562
U.S. Government obligations                                                  77,010,800         94,651,930
Equity in commodity futures trading accounts:

    Cash and options premiums                                                25,285,239          6,127,948
    Net unrealized profit on open contracts                                      52,514          2,958,084
                                                                       -----------------  -----------------

                TOTAL                                                     $ 103,253,617      $ 103,777,947
                                                                       =================  =================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

    Redemptions payable                                                     $ 2,906,480          $ 636,155
    Profit Shares payable                                                       393,271            591,195
    Brokerage commissions payable                                               553,514            494,349
    Administrative fees payable                                                  15,815             14,330
                                                                       -----------------  -----------------

            Total liabilities                                                 3,869,080          1,736,029
                                                                       -----------------  -----------------

Minority Interest                                                               777,028            815,233
                                                                       -----------------  -----------------

PARTNERS' CAPITAL:

    General Partners (6654.61 and 23141.61 Units)                                 699,455          2,564,153
    Limited Partners (951812.25 and 989140.56 Units)                           97,908,054        105,628,837
    Subscriptions receivable (0 and 69,663.05 Units)                                    -         (6,966,305)
                                                                        -----------------  -----------------

              Total partners' capital                                          98,607,509        101,226,685
                                                                        -----------------  -----------------

                  TOTAL                                                     $ 103,253,617      $ 103,777,947
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

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------


                                            For the three      For the three       For the six         For the six
                                            months ended        months ended       months ended        months ended
                                              June 30,            June 30,           June 30,            June 30,
                                                1998                1997               1998                1997
                                          ------------------  -----------------  -----------------   -----------------
REVENUES:
    Trading profit (loss):
      Realized                                    $ 347,507         $ (869,301)       $ 1,596,744         $ 3,722,347
     Change in unrealized                        (1,794,976)          (205,905)        (2,938,626)         (1,403,567)
                                          ------------------  -----------------  -----------------   -----------------

            Total trading results                (1,447,469)        (1,075,206)        (1,341,882)          2,318,780
                                          ------------------  -----------------  -----------------   -----------------

     Interest income                              1,483,007          1,069,022          2,970,056           2,182,912
                                          ------------------  -----------------  -----------------   -----------------

            Total revenues                           35,538             (6,184)         1,628,174           4,501,692
                                          ------------------  -----------------  -----------------   -----------------

EXPENSES:
    Profit Shares                                   286,419            (85,054)           704,269             498,398
    Brokerage commissions                         1,693,272          1,067,741          3,254,852           2,141,245
    Administrative fees                              48,379             30,507             92,996              61,179
                                          ------------------  -----------------  -----------------   -----------------

            Total expenses                        2,028,070          1,013,194          4,052,117           2,700,822
                                          ------------------  -----------------  -----------------   -----------------

(LOSS) INCOME BEFORE
    MINORITY INTEREST                            (1,992,532)        (1,019,378)        (2,423,943)          1,800,870
                                          ------------------  -----------------  -----------------   -----------------

    Minority interest                                27,002             28,337             38,205             (12,289)
                                          ------------------  -----------------  -----------------   -----------------

NET (LOSS) INCOME                              $ (1,965,530)        $ (991,041)      $ (2,385,738)        $ 1,788,581
                                          ==================  =================  =================   =================


NET (LOSS) INCOME PER UNIT:
    Weighted average number of units
        outstanding                               1,029,734            741,218          1,013,441             723,788
                                          ==================  =================  =================   =================

    Weighted average net (loss) income
     per Limited Partner
      and General Partner Unit                      $ (1.91)           $ (1.34)           $ (2.35)             $ 2.47
                                          ==================  =================  =================   =================



See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware limited partnership)
                        --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
                For the six months ended June 30, 1998 and 1997
                -----------------------------------------------




                                                           Limited           General              Subscriptions
                                     Units                 Partners          Partner               Receivable               Total
                                  -----------    ---------------------  ---------------   ----------------------   -----------------

PARTNERS' CAPITAL,
  December 31, 1996                  723,659.97          $ 76,542,105      $ 2,301,180            $ -                  $ 78,843,285

Subscriptions                        116,453.00            11,645,300          -                    -                    11,645,300

Distributions                           -                  (1,481,675)         (33,522)             -                    (1,515,197)

Net Income                              -                   1,739,075           49,506              -                     1,788,581

Redemptions                          (95,650)             (10,424,401)        -                     -                   (10,424,401)
                                  -----------    ---------------------  ---------------   ----------------------   -----------------

PARTNERS' CAPITAL,

  June 30, 1997                      744,462.59          $ 78,020,404      $ 2,317,164             $ -                 $ 80,337,568
                                  ===========    =====================  ===============   ======================   =================

PARTNERS' CAPITAL,

  December 31, 1997                  942,619.12         $ 105,628,837      $ 2,564,153        $ (6,966,305)          $  101,226,685

Subscriptions                        130,030.49           13,003,049          -                      -                   13,003,049

Subscriptions receivable              69,663.26                 -             -                   6,966,305               6,966,305

Distributions                            -                  (661,354)         (22,156)               -                     (683,510)

Net Income                               -                (2,351,043)         (34,695)               -                   (2,385,738)

Redemptions                         (183,846.01)          (17,711,435)      (1,807,847)              -                  (19,519,282)
                                     ---------    ---------------------  ---------------   ---------------------   -----------------

PARTNERS' CAPITAL,
  June 30, 1998                      958,466.86          $ 97,908,054        $ 699,455             $ -                 $ 98,607,509
                                    ===========    =====================  ===============   ====================   =================


See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of June 30, 1998 and the results of its operations for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1997 (the "Annual Report").

2. NET ASSET VALUE PER UNIT

   For financial reporting purposes, the Partnership deducted the total organizational and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. Such deduction was allocated pro-rata among the outstanding Units of each series based upon the aggregate Net Asset Value of each series, and then equally among all Units of the same series. For all other purposes (including computing Net Asset Value for redemptions) the Partnership deducts the organizational and initial offering cost reimbursements only as actually paid. The organizational and initial offering cost reimbursement was completed in October 1997. At June 30, 1998 the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:


                                             June 30, 1998

                             Net Asset             Number             Net Asset Value
                               Value              of Units                per Unit
                         ------------------  -------------------    ---------------------

Series A Units                $ 14,277,388              127,836.00                  $111.69

Series B Units                   1,761,344               16,410.00                   107.33

Series C Units                   2,853,074               27,693.00                   103.03

Series D Units                   7,325,850               67,842.00                   107.98

Series E Units                   6,538,511               60,849.04                   107.45

Series F Units                   4,454,022               43,427.04                   102.56

Series G Units                   4,245,950               41,921.95                   101.28

Series H Units                   2,754,573               26,290.73                   104.77

Series K Units                   7,562,572               74,145.00                   102.00

Series L Units                  13,541,682              136,301.00                    99.35

Series M Units                  13,789,850              136,757.56                   100.83

Series N Units                   6,774,942               69,663.05                    97.25

Series O Units                   8,109,443               83,046.49                    97.65

Series P Units                   4,618,308               46,284.00                    99.78
                            ------------------  -------------------

Totals                        $ 98,607,509              958,466.86
                            ==================  ===================





                                                     December 31, 1997

                                                             Number                Net Asset
                                 Net Asset Value            of Units             Value per Unit
                            -----------------------  --------------------    -------------------


Series A Units                 $ 17,716,313                 155,778.00                $113.73

Series B Units                    2,865,130                  25,100.00                 114.15

Series C Units                    4,061,256                  37,551.00                 108.15

Series D Units                   10,499,613                  95,504.00                 109.94

Series E Units                    7,685,677                  70,255.86                 109.40

Series F Units                    6,136,370                  56,275.48                 109.04

Series G Units                    5,470,415                  51,354.50                 106.52

Series H Units                    5,610,794                  52,626.22                 106.62

Series K Units                   12,127,411                 115,752.00                 104.77

Series L Units                   14,732,144                 144,314.00                 102.08

Series M Units                   14,321,562                 138,108.06                 103.70
                           ---------------------    --------------------

Totals                        $ 101,226,685                 942,619.12
                           =====================    ====================


3.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit on Units issued prior to July 16, 1996. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after July 16, 1996. As of June 30, 1998, the Partnership has made the following distributions:



                         Series         Distribution        Fixed-Rate            Discretionary
                                            Date           Distribution           Distribution
                      ----------    -------------------------------------------------------------------

   1998
---------

                       Series B                   1/1/98           $ 3.50              $ 1.50
                       Series C                   4/1/98             3.50                -
                       Series F                   1/1/98             3.50                1.25
                       Series G                   4/1/98             3.50                -

   1997
---------
                       Series A                  10/1/97           $ 3.50              $ -
                       Series B                   1/1/97             3.50                3.00
                       Series C                   4/1/97             3.50                4.00
                       Series D                   7/1/97             3.50                1.00
                       Series E                  10/1/97             3.50                2.00
                       Series F                   1/1/97             3.50                2.50
                       Series G                   4/1/97             3.50                3.50
                       Series H                   7/1/97             3.50                2.50

  1996
---------
                       Series A                  10/1/96           $ 3.50              $ 2.50
                       Series B                   1/1/96             3.50                2.50
                       Series C                   4/1/96             3.50                -
                       Series D                   7/1/96             3.50                -
                       Series E                  10/1/96             3.50                -

  1995
---------
                       Series A                  10/1/95           $ 3.50              $ 2.50



4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's revenues by reporting category for the respective periods were as follows:


                   For the three      For the three         For the six        For the six
                    months ended       months ended         months ended        months ended
                   June 30, 1998      June 30, 1997        June 30, 1998      June 30, 1997
                 ------------------  -----------------    -----------------  ----------------


Interest rates        $ (1,060,376)        $ (547,293)          $ (540,665)     $ (1,052,121)
Stock indices               65,036            178,643              277,773           536,590
Commodities                145,100            225,815              353,250         1,750,969
Currencies                 358,665           (677,333)             780,770         1,402,897
Energy                    (121,978)          (452,246)          (1,285,040)         (932,627)
Metals                    (833,916)           197,208             (927,970)          613,072
                 ------------------  -----------------    -----------------  ----------------
                      $ (1,447,469)      $ (1,075,206)        $ (1,341,882)      $ 2,318,780
                 ==================  =================    =================  ================


The contract/notional values of the Trading Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:


                                                  1998                                              1997
                              ---------------------------------------------    ----------------------------------------------

                                 Commitment to           Commitment to            Commitment to            Commitment to
                               Purchase (Futures,        Sell (Futures,         Purchase (Futures,        Sell ( Futures,
                              Options & Forwards)      Options & Fowards)      Options & Forwards)      Options & Forwards)
                              ---------------------   ---------------------    ---------------------    ---------------------
             Interest rates          $ 249,550,041           $ 135,894,320            $ 121,435,283             $ 85,620,621
             Stock indices               5,325,146               4,915,629                1,665,588                8,854,122
             Commodities                10,598,741              11,363,887               11,663,786               21,791,599
             Currencies                113,906,739             165,639,599               70,272,888              147,312,282
             Energy                      1,282,952               3,362,859                1,085,885                9,041,759
             Metals                      5,397,438              11,361,430                4,412,002               19,039,071
                              ---------------------   ---------------------    ---------------------    ---------------------

                                     $ 386,061,057           $ 332,537,724            $ 210,535,432            $ 291,659,454
                              =====================   =====================    =====================    =====================


   The contract/notional values of the Trading Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:



                                      1998                                                        1997
                     ----------------------------------------------             -----------------------------------------
                         Commitment to              Commitment to                    Commitment to          Commitment to
                       Purchase (Futures,          Sell (Futures,                  Purchase (Futures,        Sell (Futures,
                      Options & Forwards)      Options & Forwards)                 Options & Forwards)    Options & Forwards)
                      ------------------       ---------------------              --------------------    -------------------

Exchange
   traded               $ 287,585,593                $ 195,946,736                  $ 142,565,779          $ 183,223,917
Non-Exchange
    traded                 98,475,464                  136,590,988                     67,969,653            108,435,537
                     -----------------       ----------------------             ------------------      -----------------
                        $ 386,061,057                $ 332,537,724                  $ 210,535,432          $ 291,659,454
                     =================       ======================             ==================      =================


   The average fair value, based on contract/notional value, of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:



                                      1998                                                     1997
                   -------------------------------------------------       ---------------------------------------------
                       Commitment to               Commitment to                Commitment to            Commitment to
                      Purchase (Futures,           Sell (Futures,            Purchase (Futures,          Sell (Futures,
                    Options & Forwards)          Options & Forwards)        Options & Forwards)       Options & Forwards)
                   --------------------      -----------------------       --------------------      -------------------
Interest rates          $ 291,479,051                 $ 124,704,213              $ 177,189,103             $ 68,697,138
Stock indices              10,507,803                     4,125,361                  7,544,449                4,040,832
Commodities                11,577,867                    18,872,855                 13,113,725               11,481,639
Currencies                112,869,157                   157,912,629                 70,061,899              113,287,725
Energy                      2,556,977                     5,827,561                  3,621,533                3,415,726
Metals                      9,957,794                    14,795,340                  7,369,251               14,913,348
                   -------------------       -----------------------       --------------------      -------------------
                        $ 438,948,649                 $ 326,237,959              $ 278,899,960            $ 215,836,408
                   ===================       =======================       ====================      ===================


   The gross unrealized profit and the net unrealized profit (loss) on the Trading Partnership's open derivative instrument positions as of June 30, 1998 and December 31, 1997 were as follows:



                                  1998                                  1997
                    ---------------------------------    ---------------------------------
                        Gross              Net               Gross              Net
                     Unrealized        Unrealized          Unrealized        Unrealized
                       Profit         Profit (Loss)          Profit        Profit (Loss)
                    --------------   ----------------    ---------------   ---------------

Exchange
   traded             $ 1,773,958          $ 123,092        $ 3,263,519       $ 2,416,539
Non-Exchange
    traded              2,066,767            (70,578)         2,119,281           541,545
                    --------------   ----------------    ---------------   ---------------

                      $ 3,840,725           $ 52,514        $ 5,382,800       $ 2,958,084
                    ==============   ================    ===============   ===============


4.    SUBSEQUENT EVENTS

      On July 1, 1998 distributions were announced with respect to Series D Units and Series H Units. Series D Units received an annual fixed rate distribution equal to $3.50 per Unit. Series H Units received an annual fixed rate distribution equal to $3.50 per Unit.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Performance Summary

January 1, 1997 to June 30, 1997

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

April 1, 1997 to June 30, 1997

     In the currency markets, the dollar underwent a significant correction in the Spring against the Japanese yen due to the G7 finance ministers' determination that a further dollar advance would be counter-productive to their current goals. Currency trading was unprofitable for the quarter.

     Global interest rate trading provided unprofitable results for the quarter. Profits were seen in May and June; losses however were apparent in April.
During April, U.S. bond prices moved in a directionless pattern, as investors remained concerned over inflation and its impact on further increases in interest rates by the U.S. Federal Reserve.

     Energy trading was unprofitable throughout the quarter. In June crude oil trended downward during the beginning of the month, before a sudden price reversal occurred amid speculation that Iraq exports could be delayed until August. Price movement of heating oil and unleaded gas proved to be trendless.

     Agricultural commodity trading proved profitable for the quarter. May's profits were due to coffee prices surging beyond three dollars a pound for the first time in twenty years, on the possibility of frost in Brazil and reports of poor crops in smaller countries.

January 1, 1998 to June 30, 1998

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

      Gold and crude oil trading resulted in losses. Gold prices drifted sideways and lower as Asian demand continued to slow and demand in the Middle East was affected by low oil prices. Initially buoyed on concerns about a U.S.- led military strike against Iraq, crude oil fell to a nine year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems.

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

April 1, 1998 to June 30, 1998

      As swings in the U.S. dollar and developments in Japan affected bond markets, the Fund's interest rate trading during the quarter resulted in losses, particularly in Eurodollar deposits and U.S. Treasury bonds. Early in the quarter, Treasury trading was range-bound, as concern that the economy might be overheating was balanced by the potential impact of the Asian recession. Additionally, Australian bonds and bills saw a dramatic drop in prices in early June, as dollar-bloc currencies remained under pressure versus the U.S. dollar due to the Japanese/Asian crisis.

      Metals and energy trading also resulted in losses. The depressed gold market weakened further following news of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion which was at the low end of expectations. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the quarter.

      Results in currency trading were profitable. Strong gains were realized in positions on the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Trading results in stock index markets were also profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the quarter and traded at a three-year low.

      Agricultural commodity trading produced profits. Although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern for the second half of the quarter. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market.
Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries.


                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

              Jan.            Feb.             Mar.             Apr.            May              Jun.
--------------------------------------------------------------------------------------------------------
   1997   $113.00 (a)     $114.63 (a)      $114.69 (a)      $113.89 (a)     $112.28 (a)      $113.05 (a)
--------------------------------------------------------------------------------------------------------
   1998   $113.84 (b)     $113.25 (b)       $113.37(b)      $111.46 (b)     $112.48 (b)       $111.69(b)
--------------------------------------------------------------------------------------------------------

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

Item 2.  Changes in Securities and Use of Proceeds

         (a) None.
         (b) None.
         (c) None.
         (d) The Fund has 2,250,000 Units of limited partnership interest registered, with an aggregate price of $225,000,000. The Fund has sold 1,598,940.26 Units of limited partnership interest, with an aggregate price of $159,894,026.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

     Effective May 11, 1998, Jo Ann Di Dario became a Vice President, Treasurer and Chief Financial Officer of Merrill Lynch Investment Partners Inc. (AMLIP@). Ms. Di Dario was born in 1946. Before joining MLIP, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring the back office operations. From May 1992 to January 1996, Ms. Di Dario served as Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of the bank holding company and its wholly-owned subsidiary, Meridian Investment Company Inc. Ms. Di Dario managed the domestic treasury operation of First Fidelity Bank, a regional bank, from September 1991 to May 1992. From 1985 until December 1990, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a commodity pool operator and commodity trading advisor. Her background includes seven years of public accounting experience. She graduated with high honors from Stockton State College with a Bachelor of Science Degree in Accounting.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         There are no exhibits required to be filed with this report.

         (b)  Reports on Form 8-K
              -------------------

         There were no reports on Form 8-K filed during the first six months of fiscal 1998.

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



                           ML PRINCIPAL PROTECTION L.P.
                           ----------------------------
                           (formerly ML Principal Protection Plus L.P.)



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                    (General Partner)



Date:  August 11, 1998      By /s/ JOHN  R. FRAWLEY, JR.
                               -------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director



Date:  August 11, 1998      By /s/ JO ANN DI DARIO
                               -------------------
                               Jo Ann Di Dario
                               Vice President, Chief Financial Officer
                               and Treasurer