Form 10-Q
period 1998-09-30
ML PRINCIPAL PROTECTION LP
filed 1998-11-13
CIK 917259

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------
                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from          to
                               --------   --------

Commission File Number  0-25000


                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                     ML PRINCIPAL PROTECTION TRADING L.P.
                     ------------------------------------
                           (Rule 140 Co-Registrant)
                         (Exact Name of Registrant as
                           specified in its charter)

        Delaware
----------------------------                13-3750642 (Registrant)
(State or other jurisdiction of             13-3775509 (Co-Registrant)
incorporation or organization)              --------------------------------
                                           (IRS Employer Identification No.)

                  c/o Merrill Lynch Investment Partners Inc.
             Merrill Lynch World Headquarters South Tower, 6th Fl.
               World Financial Center New York, New York 10080-6106
             -------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 212-236-5662
                -----------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ----    ----

                        PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

                         ML PRINCIPAL PROTECTION L.P.
                       --------------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                             September 30,  December 31,
                                                                 1998           1997
                                                             ------------   ------------
ASSETS
------
Cash                                                          $       855   $      1,423
Accrued interest                                                  882,739         38,562
U.S. Government obligations                                    73,149,685     94,651,930
Equity in commodity futures trading accounts:
    Cash and options premiums                                  20,201,380      6,127,948
    Net unrealized profit on open contracts                     4,097,504      2,958,084
                                                              -----------   ------------

                TOTAL                                         $98,332,163   $103,777,947
                                                              ===========   ============

LIABILITIES AND PARTNERS' CAPITAL
----------------------------------
LIABILITIES:
    Redemptions payable                                       $ 2,681,000   $    636,155
    Profit Shares payable                                         858,764        591,195
    Brokerage commissions payable                                 547,791        494,349
    Administrative fees payable                                    15,651         14,330
                                                              -----------   ------------

                Total liabilities                               4,103,206      1,736,029
                                                              -----------   ------------

Minority Interest                                                 852,277        815,233
                                                              -----------   ------------

PARTNERS' CAPITAL:
    General Partners (6654.61 and 23141.61 Units)                 746,872      2,564,153
    Limited Partners (837491.94 and 989140.56 Units)           92,629,808    105,628,837
    Subscriptions receivable (0 and 69,663.05 Units)                    -     (6,966,305)
                                                              -----------   ------------

                Total partners' capital                        93,376,680    101,226,685
                                                              -----------   ------------

                        TOTAL                                 $98,332,163   $103,777,947
                                                              ===========   ============

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                       --------------------------------
                       (a Delaware limited partnership)

                       CONSOLIDATED STATEMENTS OF INCOME
                       ---------------------------------

                                               For the three        For the three    For the nine       For the nine
                                                months ended        months ended     months ended       months ended
                                                September 30,       September 30,    September 30,      September 30,
                                                    1998                1997              1998              1997
                                             -------------------    ------------   -----------------   -------------
REVENUES:
   Trading profit (loss):
     Realized                                $         3,313,972    $    (66,580)  $       4,910,716   $   3,655,767
    Change in unrealized                               4,914,987       1,069,429           1,976,361        (334,138)
                                             -------------------    ------------   -----------------   -------------

       Total trading results                           8,228,959       1,002,849           6,887,077       3,321,629
                                             -------------------    ------------   -----------------   -------------

    Interest income                                    1,329,442       1,290,326           4,299,498       3,473,238
                                             -------------------    ------------   -----------------   -------------

       Total revenues                                  9,558,401       2,293,175          11,186,575       6,794,867
                                             -------------------    ------------   -----------------   -------------

EXPENSES:
   Profit Shares                                         729,850          43,978           1,434,119         542,376
   Brokerage commissions                               1,630,551       1,276,885           4,885,403       3,418,130
   Administrative fees                                    46,587          36,482             139,583          97,661
                                             -------------------    ------------   -----------------   -------------

       Total expenses                                  2,406,988       1,357,345           6,459,105       4,058,167
                                             -------------------    ------------   -----------------   -------------

INCOME BEFORE
   MINORITY INTEREST                         $         7,151,413         935,830           4,727,470       2,736,700

   Minority interest                                     (75,249)         (9,020)            (37,044)        (21,309)
                                             -------------------    ------------   -----------------   -------------

NET INCOME                                   $         7,076,164    $    926,810   $       4,690,426   $   2,715,391
                                             ===================    ============   =================   =============

NET INCOME PER UNIT:
   Weighted average number of units
      outstanding                                        910,322         869,337             979,067         772,306
                                             ===================    ============   =================   =============

   Weighted average net income
    per Limited Partner
     and General Partner Unit                $              7.77    $       1.07   $            4.79   $        3.52
                                             ===================    ============   =================   =============

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                       --------------------------------
                       (a Delaware limited partnership)


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1998 and 1997
             -----------------------------------------------------


                                                   Limited                 General            Subscriptions
                                Units              Partners                Partner              Receivable         Total
                         ------------------   ---------------------   ------------------   -----------------   -------------
PARTNERS' CAPITAL,
 December 31, 1996               723,659.97     $        76,542,105         $  2,301,180   $       -            $ 78,843,285

Subscriptions                    263,933.00              26,228,032              165,268           -              26,393,300

Distributions                          -                 (2,447,252)             (50,719)          -              (2,497,971)

Net Income                             -                  2,636,634               78,757           -               2,715,391

Redemptions                     (157,760.47)            (17,077,572)                 -             -             (17,077,572)
                               ------------     -------------------         ------------   -----------------   -------------
PARTNERS' CAPITAL,
 September 30, 1997              829,832.50     $        85,881,947         $  2,494,486   $       -            $ 88,376,433
                               ============     ===================         ============   =================   =============

PARTNERS' CAPITAL,
 December 31, 1997               942,619.12     $       105,628,837         $  2,564,153   $      (6,966,305)   $101,226,685

Subscriptions                    130,030.49              13,003,049              -                 -              13,003,049

Subscriptions receivable          69,663.26               -                      -                 6,966,305       6,966,305

Distributions                          -                   (986,857)             (26,118)          -              (1,012,975)

Net Income                             -                  4,674,077               16,349           -               4,690,426

Redemptions                     (298,166.32)            (29,689,298)          (1,807,512)          -             (31,496,810)
                               ------------     -------------------         ------------   -----------------   -------------

PARTNERS' CAPITAL,
 September 30, 1998              844,146.55     $        92,629,808         $    746,872   $       -            $ 93,376,680
                               ============     ===================         ============   =================   =============


See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                        ------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of September 30, 1998 and the results of its operations for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  NET ASSET VALUE PER UNIT

    For financial reporting purposes, the Partnership deducted the total organizational and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. Such deduction was allocated pro-rata among the outstanding Units of each series based upon the aggregate Net Asset Value of each series, and then equally among all Units of the same series. For all other purposes (including computing Net Asset Value for redemptions) the Partnership deducted the organizational and initial offering cost reimbursements only as actually paid. The organizational and initial offering cost reimbursement was completed in October 1997. At September 30, 1998 and December 31, 1997 the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                              September 30,  1998

                             Net Asset           Number          Net Asset Value
                               Value            of Units            per Unit
                         ---------------     ---------------    ----------------
Series A Units            $ 14,061,012          117,402.00           $   119.77

Series B Units               1,730,655           15,125.00               114.42

Series C Units               2,531,246           23,204.00               109.09

Series D Units               6,924,142           61,831.00               111.98

Series E Units               6,735,820           58,539.26               115.06

Series F Units               3,382,118           30,952.64               109.27

Series G Units               3,451,033           31,951.70               108.01

Series H Units               2,267,514           20,945.73               108.26

Series K Units               7,492,711           67,621.00               110.80

Series L Units              10,802,967          100,097.00               107.92

Series M Units              12,917,274          118,022.56               109.45

Series N Units               7,310,523           69,296.42               105.50

Series O Units               8,772,790           82,874.24               105.86

Series P Units               4,996,875           46,284.00               107.96
                          ------------     ---------------         ------------

Totals                    $ 93,376,680          844,146.55
                          ============     ===============


                               December 31, 1997


                                                     Number                  Net Asset
                          Net Asset Value           of Units              Value per Unit
                        ------------------    --------------------       ---------------
Series A Units                $ 17,716,313              155,778.00           $   113.73

Series B Units                   2,865,130               25,100.00               114.15

Series C Units                   4,061,256               37,551.00               108.15

Series D Units                  10,499,613               95,504.00               109.94

Series E Units                   7,685,677               70,255.86               109.40

Series F Units                   6,136,370               56,275.48               109.04

Series G Units                   5,470,415               51,354.50               106.52

Series H Units                   5,610,794               52,626.22               106.62

Series K Units                  12,127,411              115,752.00               104.77

Series L Units                  14,732,144              144,314.00               102.08

Series M Units                  14,321,562              138,108.06               103.70
                              ------------     -------------------         ------------

Totals                        $101,226,685              942,619.12
                              ============     ===================


3    ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit on Units issued prior to July 16, 1996. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after July 16, 1996. As of September 30, 1998, the Partnership has made the following distributions:

                          Distribution       Fixed-Rate      Discretionary
               Series        Date          Distribution      Distribution
              ---------   -----------     --------------    -------------
1998
----
              Series B         1/1/98              $3.50           $1.50
              Series C         4/1/98               3.50               -
              Series D         7/1/98               3.50               -
              Series F         1/1/98               3.50            1.25
              Series G         4/1/98               3.50               -
              Series H         7/1/98               3.50               -
1997
----
              Series A        10/1/97              $3.50           $   -
              Series B         1/1/97               3.50            3.00
              Series C         4/1/97               3.50            4.00
              Series D         7/1/97               3.50            1.00
              Series E        10/1/97               3.50            2.00
              Series F         1/1/97               3.50            2.50
              Series G         4/1/97               3.50            3.50
              Series H         7/1/97               3.50            2.50
1996
----
              Series A        10/1/96              $3.50           $2.50
              Series B         1/1/96               3.50            2.50
              Series C         4/1/96               3.50               -
              Series D         7/1/96               3.50               -
              Series E        10/1/96               3.50               -
1995
----
              Series A        10/1/95              $3.50           $2.50

4.  FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership's total trading results by reporting category for the respective periods were as follows:

                        For the three         For the three               For the nine          For the nine
                         months ended          months ended               months ended          months ended
                      September 30, 1998    September 30, 1997         September 30, 1998    September 30, 1997
                      ------------------   -------------------        -------------------   -------------------
Interest rates         $       7,857,314     $      2,447,990         $        7,316,649     $       1,395,869
Stock indices                    236,242              453,554                    514,015               990,144
Commodities                     (388,782)          (1,179,624)                   (35,532)              571,345
Currencies                       880,069              213,843                  1,660,839             1,616,740
Energy                           199,062             (430,209)                (1,085,978)           (1,362,836)
Metals                          (554,946)            (502,705)                (1,482,916)              110,367
                      ------------------   -------------------        -------------------   -------------------
                       $       8,228,959     $      1,002,849         $        6,887,077     $       3,321,629
                      ==================   ===================        ===================   ===================

The contract/notional values of the Trading Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                                     September 30, 1998                           December 31, 1997
                      --------------------------------------------    -----------------------------------------

                           Commitment to          Commitment to         Commitment to         Commitment to
                         Purchase (Futures,      Sell (Futures,       Purchase (Futures,      Sell (Futures,
                        Options & Forwards)   Options & Forwards)    Options & Forwards)    Options & Forwards)
                      ---------------------  ---------------------   -------------------   --------------------
Interest rates         $      337,187,507     $        49,558,657      $     121,435,283    $        85,620,621
Stock indices                   3,645,567               7,191,202              1,665,588              8,854,122
Commodities                     7,527,342              10,806,964             11,663,786             21,791,599
Currencies                    132,565,006              85,991,320             70,272,888            147,312,282
Energy                          3,224,372                 344,610              1,085,885              9,041,759
Metals                          5,881,197               5,638,233              4,412,002             19,039,071
                      ---------------------  ---------------------    ------------------   --------------------
                       $      490,030,991     $       159,530,986      $     210,535,432    $       291,659,454
                      =====================  =====================    ==================   ====================

The contract/notional values of the Trading Partnership's exchange-traded and non-exchange-traded open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:


                                    1998                                         1997
                    ---------------------------------------   -----------------------------------------

                       Commitment to       Commitment to          Commitment to       Commitment to
                     Purchase (Futures,    Sell (Futures,       Purchase (Futures,    Sell (Futures,
                    Options & Forwards)  Options & Forwards)   Options & Forwards)  Options & Forwards)
                    ------------------ --------------------    -------------------  --------------------
Exchange
  traded             $    403,229,213    $     81,883,956      $      142,565,779   $       183,223,917
Non-Exchange
   traded                  86,801,778          77,647,030              67,969,653           108,435,537
                    ------------------ -------------------     -------------------  ---------------------
                     $    490,030,991    $    159,530,986      $      210,535,432   $       291,659,454
                    ================== ===================     ===================  =====================

The average fair value, based on contract/notional value, of the Trading Partnership's derivative instrument positions which were open as of the end of each calendar month during the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:

                                         1998                                           1997
                        -----------------------------------------    ------------------------------------------

                           Commitment to         Commitment to          Commitment to         Commitment to
                         Purchase (Futures,      Sell (Futures,       Purchase (Futures,      Sell (Futures,
                        Options & Forwards)    Options & Forwards)   Options & Forwards)    Options & Forwards)
                        -------------------   -------------------    ------------------   ---------------------
Interest rates          $     324,550,879     $       107,539,712     $    177,189,103     $        68,697,138
Stock indices                   8,305,754               4,689,350            7,544,449               4,040,832
Commodities                     9,715,656              16,097,461           13,113,725              11,481,639
Currencies                    127,939,356             153,129,967           70,061,899             113,287,725
Energy                          2,127,839               4,894,708            3,621,533               3,415,726
Metals                          8,863,566              12,680,654            7,369,251              14,913,348
                        -----------------     -------------------    ------------------   ----------------------
                        $     481,503,050     $       299,031,852     $    278,899,960     $       215,836,408
                        =================     ===================    ==================   ======================

The gross unrealized profit and the net unrealized profit on the Trading Partnership's open derivative instrument positions as of September 30, 1998 and December 31, 1997 were as follows:

                                1998                                          1997
                  -----------------------------------        -----------------------------------
                      Gross                Net                    Gross                 Net
                   Unrealized           Unrealized              Unrealized           Unrealized
                     Profit               Profit                  Profit               Profit
                  ------------     ------------------         -------------        -------------
Exchange
  traded          $  4,280,218     $         3,168,866         $  3,263,519         $  2,416,539
Non-Exchange
   traded            2,537,321                 928,638            2,119,281              541,545
                  ------------     -------------------         ------------        -------------
                  $  6,817,539     $         4,097,504         $  5,382,800         $  2,958,084
                  ============     ===================         ============        =============

4.    SUBSEQUENT EVENTS

      On October 1, 1998 distributions were announced with respect to Series A Units and Series E Units. Series A Units received an annual fixed rate distribution equal to $3.50 per Unit. Series E Units received an annual fixed rate distribution equal to $3.50 per Unit. No discretionary distribution was paid.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

Performance Summary

January 1, 1997 to September 30, 1997 by Quarter
------------------------------------------------

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

July 1, 1997 to September 30, 1997

     In the currency markets, the U.S. dollar rose dramatically in July, reflecting the dollar's role as a haven for currency traders skeptical over the "Euro", the new single European currency that is supposed to start replacing several European national denominations 1n 1999. Beginning in August, the dollar corrected against the Eurocurrencies in advance of well-advertised tightening by the Bundesbank. Currency trading was unprofitable in August and September.

     Global interest rate trading was profitable in July and September. During the third quarter, economic data in key countries was positive indicating lower inflation and igniting a worldwide rally in the bond markets. Specifically, investor sentiment was particularly strong in the U.S., where prices on the 30-year Treasury bond and 10-year Treasury note rose to their highest levels in over two years. This followed a largely positive economic report delivered by Federal Reserve Chairman Greenspan in testimony before Congress.

     Energy trading was unprofitable throughout the quarter. By the middle of the year, the decline in prices reversed sharply as Saudi Arabia and Iran, together representing about 45% of OPEC's oil production joined forces to pressure oil-producing nations to stay within OPEC production quotas.

Agricultural commodity trading was unprofitable throughout the quarter. Soybean and corn prices were on an upward trend in July as rain missed the driest growing areas and more hot weather was forecast.

January 1, 1998 to September 30, 1998 by Quarter
------------------------------------------------
January 1, 1998 to March 31, 1998

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

July 1, 1998 to September 30, 1998

     Fund performance in July was essentially flat. In August and continuing into September, financial markets in general were characterized by a flight to quality that resulted from uncertainty over Russia's solvency, continued weakness in Asia, and concerns that recessionary conditions would spread to the United States and Europe. These factors, combined with generally less liquid market conditions, led to a marked widening in bond credit spreads and a broad sell-off in world-wide equity markets. Managed futures funds exhibited strong non-correlation to world markets in August and again in September, generating significant profits on the long side of interest rates and the short side of the commodity markets.

     Interest rate trading was particularly profitable during the quarter in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. The growth rate of the world bond market declined to its lowest level since 1987 at 7.7%, down 4.0% from the last peak in 1993. Global investors poured funds into such instruments as U.S. Treasury issues and German Bunds, staging a major flight to quality. As a result, there was a significant widening of credit spreads on a global basis. Global fund managers also increased their already-overweight exposure to U.S. Treasuries to a record high. The impact of these events was that in September, the yield on the Japanese 5-year bond fell to .67%, an all-time low, German 10-year Bunds fell to 3.89%, representing almost a 100-year low, and the 30-year bond in the U.S. dropped to its lowest level on record.

     The Fund profited from its currency trading during the quarter with significant gains from short Japanese yen and Canadian dollar positions, as well as long Deutsche mark positions. In the currency markets, Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened, in turn putting pressure on Canada's commodity-sensitive currency. In Germany, the federal election resulted in a shift to the left, as Chancellor Helmut Kohl, after sixteen years in office, lost to Gerhard Schroder. Surprisingly, this promoted a continued strengthening of the Deutsche mark versus the U.S. dollar.

     As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500(R), most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment, and the Fund incurred modest losses in the stock index sector during September, but remained profitable for the quarter overall in these markets.

     Energy trading also resulted in gains for the quarter. Short heating oil positions proved profitable for the Fund as the market for heating oil prices dropped to its lowest level in more than a decade (the previous low was in 1986). Unleaded gas positions also generated strong profits for the Fund.

     In the metals markets, gold prices attempted to move higher against a backdrop of volatility in major equity markets, increasing concerns about emerging markets, economic chaos in Russia, weakness in the U.S. dollar, and increasing worries about global economic conditions. However, gold was unable to extend rallies and build any significant upside momentum resulting in a trendless environment and resulting losses in gold positions for the Fund.

     The agricultural sector generated losses overall for the quarter. Although as commodity markets collapsed in August, profits were generated on the short side, in September, the Fund was caught on the long side of the soybean complex resulting in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices.

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

-----------------------------------------------------------------------------------------------------------------------
            Jan.         Feb.        Mar.        Apr.          May        Jun.         Jul         Aug         Sep
-----------------------------------------------------------------------------------------------------------------------
1997      $113.00 (a)  $114.63 (a) $114.69 (a)  $113.89 (a)  $112.28 (a) $113.05 (a) $116.48 (a) $113.59 (a) $114.53(a)
-----------------------------------------------------------------------------------------------------------------------
1998      $113.84 (b)  $113.25 (b) $113.37 (b)  $111.46 (b)  $112.48 (b) $111.69 (b) $111.09 (b) $116.00 (b) $119.77(b)
-----------------------------------------------------------------------------------------------------------------------

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

Year 2000 Compliance
--------------------

  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19." As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that the company is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. Merrill Lynch expects the renovation phase (as discussed below) of its Year 2000 efforts to be substantially completed by December 31, 1998, thereby allowing the company to focus on additional testing efforts and integration of the Year 2000 programs of recent acquisitions during 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects; however this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results
of operations, or financial condition.   This effect could include disruption of
normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six segments or phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application or system, and establishing a conversion schedule. During the renovation phase, source codes are actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. Finally, the integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems.

  In 1996 and 1997, as part of the planning and pre-renovation phases, both plans and funding of plans for inventory, preparation, renovation, and testing of computer systems for the Y2K problem were approved. All plans for both mission-critical and non-mission-critical systems are tracked and monitored. The work associated with the Year 2000 Compliance Initiative has been accomplished by Merrill Lynch employees, with the assistance of consultants where necessary.

  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in a test sponsored by the Bank of England's Central Gilts Office.

  Each business area within Merrill Lynch also continues to develop specific contingency plans, with the particular choice of contingency action dependent on the severity of the problem being addressed, the availability of alternative products, and the level of importance of the business activity supported by the problematic system. As part of the Year 2000 Compliance Initiative, Merrill Lynch has undertaken a business readiness/risk management effort in which each line of business will identify scenarios in order to develop plans to reduce risks associated with a Y2K problem.

  Merrill Lynch continues to survey and communicate with parties with whom it has important relationships that may be associated with information technology Y2K problems, as well as parties that may be associated with non-information technology Y2K problems, such as landlords. Management is unable, at this point, to ascertain whether all such third parties will successfully address the Y2K problem, particularly parties outside the U.S., where it is believed that remediation efforts relating to the Y2K problem may be less advanced than in the U.S. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine whether additional or alternative measures are necessary. Such measures may include the selection of alternate third parties or other efforts designed to mitigate some of the effects of a third party's noncompliance. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation efforts will be successful. The failure of securities exchanges, clearing organizations, vendors, clients, or regulators to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

  Nearly 10% of the current year's technology budget has been allocated to the Year 2000 Compliance Initiative. As of the end of the 1998 third quarter, the total estimated expenditures associated with the entire Year 2000 Compliance Initiative were expected to be approximately $400 million, of which $160 million is remaining. The majority of these remaining expenditures are expected to cover software remediation, testing, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

European Economic and Monetary Union ("EMU")
--------------------------------------------

  As of January 1, 1999, the "euro" will be adopted as the common legal currency of participating member states of the EMU. The euro and participating member currencies will co-exist through July 1, 2002, with the euro gradually replacing member national currencies. The introduction of and conversion to the euro is expected to have significant implications for the business, as well as the computer systems and operational processes, of Merrill Lynch.

  The introduction of the euro will bring about fundamental changes in the structure and nature of the European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase. Merrill Lynch does not expect the introduction of the euro to have a negative effect on its business, currency risk, or competitive positioning in the European markets. The International Swaps and Derivatives Association, Inc. has established an EMU protocol agreement that parties to derivatives contracts may use to amend their agreements to ensure continuity of contract during the conversion period. Merrill Lynch is a party to this protocol agreement.

  Merrill Lynch's program to address the introduction of and conversion to the euro and the associated systems and operational implications and challenges has been divided into three phases: analysis, mobilization, and implementation. The analysis phase began in the third quarter of 1997 and focused upon analyzing the likely implications of the EMU and assessing the operational and systems impact on Merrill Lynch. During this phase, a database containing the primary compliance challenges of the EMU was developed, and working groups were established to drive the EMU preparation effort within the different product lines and principal operating locations. The mobilization phase began in the fourth quarter of 1997 and focused upon developing project plans and establishing an organizational and project structure to address various business requirements. The implementation phase, which began in December 1997, is concerned with implementing the operational and systems changes identified as necessary to ensure Merrill Lynch's compliance with EMU. The implementation phase is expected to continue into the first quarter of 1999 to resolve any post-conversion issues.

  With respect to operational and systems matters, the introduction of the euro will affect all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch systems or procedures that handle such securities or cash may require modification. The procedural and systems modifications that Merrill Lynch has identified as necessary for conversion to the euro include, but are not limited to, such activities as:

 . modification of application systems to enable the systems to recognize and process the euro on an ongoing basis;

 . conversion of data, which will require updates to master files to reflect redenomination;

 . alteration of transaction data that includes converting trading and cash positions from member currency to the euro;

 . procedural modifications to reflect the replacement of member currency bank accounts and settlement instructions with euro equivalents; and

 . development of the capability for certain business functions to translate member currencies into euro at a fixed exchange rate until July 2002.

  The introduction of the euro exposes Merrill Lynch to operational and systems risks in that the necessary systems modifications will affect clearance, settlement, and financial reporting of transactions. If not handled correctly, these modifications could result in failed trades and other improper accounting for transactions.

  The success of Merrill Lynch's euro conversion efforts also is dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (for example, securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors. Merrill Lynch will monitor risks associated with third parties on a regular basis, including, for example, performing assessments of counterparties' readiness.

  In anticipation of the introduction of the euro, the financial authorities and securities exchanges of certain of the EMU member states are conducting market tests to assess euro-conversion readiness. Merrill Lynch is participating in such testing procedures as required, and to date the outcome of each of those tests has been satisfactory. In addition to participating in the testing procedures of the EMU member states' financial authorities and securities exchanges, Merrill Lynch also is implementing its own internal testing procedures, including four systemwide practice sessions, to prepare for the conversion. The purpose of these practice sessions is to better ensure that the conversion plans are comprehensive and that the schedule is acceptable. The results of such practice sessions will be evaluated and used to identify those areas in which further modification or remediation is necessary. While Merrill Lynch will engage in these testing procedures, certain elements of the conversion process can only be undertaken for the first time during the conversion. Accordingly, there can be no assurances that the tests will identify all system deficiencies and necessary modifications prior to the conversion.

  Due to the unprecedented scale of change, including the volume and magnitude of transactions affected and the number of third parties involved, market participants are anticipating a period of some disruption immediately following the conversion. Merrill Lynch has developed, and is continuing to develop, contingency plans in an effort to reduce the impact of such disruptions on its business.

  As of the end of the 1998 third quarter, the total estimated expenditures associated with the introduction of and conversion to the euro are expected to be approximately $79 million, of which approximately $20 million is remaining (of these amounts, $71 million and $19 million, respectively, pertain to 1998). These remaining expenditures are expected to be spent on EMU compliance efforts and project administration. Merrill Lynch expects to become fully EMU-compliant during the 1998 fourth quarter.

  Merrill Lynch believes that it has identified and evaluated those systems and operational modifications necessary for the conversion to the euro and is in the process of implementing the identified modifications. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all necessary modifications will be identified and renovated on a timely basis, that all modification efforts will be successful, or that all third parties with whom Merrill Lynch's operations interface will be EMU-ready. In addition, there can be no assurance that the remaining euro conversion expenditures will not exceed those anticipated by Merrill Lynch at this time or that the expenditures associated with the conversion efforts and the possible failure of such conversion efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.




Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.  Changes in Securities and Use of Proceeds

         (a) None.
         (b) None.
         (c) None.
         (d) The Fund has 5,250,000 Units of limited partnership interest registered, with an aggregate price of $525,000,000. The Fund has sold 1,598,940.26 Units of limited partnership interest, with an aggregate price of $159,894,026.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

         There are no exhibits required to be filed with this report.

         (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first nine months of fiscal 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                ML PRINCIPAL PROTECTION L.P.
                                ----------------------------------------
                                (formerly ML Principal Protection Plus L.P.)



                           By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                       (General Partner)


Date:  November 11, 1998   By   /s/ JOHN  R. FRAWLEY, JR.
                                ----------------------------------------
                                John R. Frawley, Jr.
                                Chairman, Chief Executive Officer,
                                President and Director


Date:  November 11, 1998   By   /s/ JO ANN DI DARIO
                                ----------------------------------------
                                Jo Ann Di Dario
                                Vice President, Chief Financial Officer
                                and Treasurer