Form 10-K405
period 1998-12-31
ML PRINCIPAL PROTECTION LP
filed 1999-03-30
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1998
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25000

                          ML PRINCIPAL PROTECTION L.P.
             (Exact name of registrant as specified in its charter)

                      ML Principal Protection Trading L.P.
                            (Rule 140 Co-Registrant)

                                                 13-3750642 (Registrant)
           Delaware                            13-3775509 (Co-Registrant)
           --------                            --------------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                        Merrill Lynch World Headquarters
                             World Financial Center
                         South Tower, New York, NY 10080
                         -------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 1999, limited partnership units with an aggregate value of $73,436,589 were outstanding and held by non-affiliates.

                       Documents Incorporated by Reference

The registrant's "1998 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1998, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 1998 ON FORM 10-K


                                Table of Contents
                                -----------------

                                                       PART I                                                  PAGE
                                                       ------

Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     8

Item 3.       Legal Proceedings.............................................................................     8
 .
Item 4.       Submission of Matters to a Vote of Security Holders...........................................     9


                                                      PART II
                                                      -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     9

Item 6.       Selected Financial Data.......................................................................    11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    14

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    22

Item 8.       Financial Statements and Supplementary Data...................................................    28

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    28


                                                    PART III
                                                    --------

Item 10.      Directors and Executive Officers of the Registrant............................................    28

Item 11.      Executive Compensation........................................................................    30

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    30

Item 13.      Certain Relationships and Related Transactions................................................    31


                                                       PART IV
                                                       -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    32


                                     PART I

Item 1:  Business
         --------

         (a)      General Development of Business:
                  -------------------------------

                  ML Principal Protection L.P. (the "Partnership" or the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 3, 1994 and began trading operations on October 12, 1994. The Fund is a multi-strategy, multi-market managed futures investment employing a range of proprietary strategies diversified across major markets of the global economy -- financials, currencies, energy, metals and agriculture. The Fund trades in the international futures and forward markets under the direction of multiple independent professional advisors (the "Trading Advisors" or the "Advisors"). The Fund's objectives are achieving, through speculative trading, long-term capital appreciation while controlling performance volatility.

                  Merrill Lynch Investment Partners Inc. (the "General Partner" or "MLIP") acts as the general partner of the Partnership, and allocates the Fund's assets among the Advisors, each of which trades independently of the others. MLIP also determines what percentage of the Fund's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. (the "Commodity Broker" or "MLF") is the Partnership's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Partnership, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, investing Fund assets in securities issued by the U.S. Government and its agencies ("Government Securities"). The General Partner is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which in turn is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). The Commodity Broker and MLAM are each an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

                  The Partnership does not trade directly but rather through a subsidiary limited partnership, ML Principal Protection Trading L.P. (the "Trading Partnership"), of which the General Partner is the general partner and the Partnership the sole limited partner. See Item 1(c), "Narrative Description of Business -- Two-Tier Structure of the Fund."

                  The Fund offers its units of limited partnership interest ("Units"), and receives and processes subscriptions, on a continuous basis throughout each calendar quarter. Investors whose subscriptions are accepted at any time during a calendar quarter are admitted to the Fund as Limited Partners as of the beginning of the immediately following quarter, acquiring Units at $100 per Unit. Investors' customer securities accounts are debited in the amount of their subscriptions on settlement dates throughout each quarter shortly after their subscriptions are accepted by MLIP. Subscription proceeds received during a quarter are held in escrow pending investment in Units as of the beginning of the following quarter. All interest earned on subscriptions while held in escrow is paid to the investors on or about the date that Units are issued to them or their subscription is rejected.

                  The Units sold, generally, at the beginning of each calendar quarter, are sold in separate Series, each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in the Trading Partnership.

                  Only the assets attributable to each Series of Units allocated to the Trading Partnership are allocated to the Trading Advisors for management. All outstanding Series of Units currently being issued initially allocate approximately 85% of their total capital to the Trading Partnership, holding the rest in reserve at the Partnership level.

                  As of December 31, 1998, the Partnership's capitalization was $79,106,838, and the Net Asset value per Series A Unit (the initial Series of Units), originally $100 as of October 12, 1994, had risen to 134.74 (adding back $19.00 in Distributions).

                  Through December 31, 1998, the highest month-end Net Asset Value of a Series A Unit (the initial Series of Units) was $135.27
(adding back $15.50 in Distributions) (September 30, 1998) and the lowest $101.04, (October 31, 1994).

                  The outstanding Series of Units are entitled to fixed-rate annual distributions (which cannot be reduced prior to the first Principal Assurance Date, as defined below, for such Series) and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

                  The Fund is a "principal protected" commodity pool. ML&Co. provides the guarantee described below under 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" that all Units of any given Series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter ). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee, MLIP imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Fund's assets in the Partnership rather than investing such assets in the Trading Partnership for allocation to trading. At such time, if any, as the Net Asset Value per Unit of a Series declined to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIP would terminate trading with respect to such Series altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Unit of such Series.

                  In the case of Units sold after May 1, 1997, the potential opportunity costs of the Fund's "principal protection" are significantly increased due to the fact that in the event that MLIP deleverages any Series of such Units, it must deleverage all Series to the same degree. A Series could be deleveraged as a result of losses which accrued subsequent to such Series having recognized profits more than sufficient to offset such losses, but which were earned before a more recent Series was issued and, consequently, were not available to offset the same losses incurred by such Series. Conversely, losses incurred before a particular Series is issued could indirectly cause a further deleveraging of such Series' trading due to the effect of such losses on the leverage which MLIP believes it is appropriate to use for an earlier-issued Series.

         (b)      Financial Information about Segments:
                  ------------------------------------

                  The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

         (c)      Narrative Description of Business:
                  ---------------------------------

                  General

                  The Fund trades in the international futures, options on futures, forwards and options on forward markets, with the objectives of achieving long-term capital appreciation while controlling performance volatility. The Fund's assets are allocated and reallocated by MLIP to the trading management of independent trading advisors applying proprietary strategies in numerous markets. MLIP may from time to time direct certain individual Advisors to manage their Fund accounts as if they were managing up to 50% more equity than the actual capital allocated to them.

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

                  ML&Co.'s "Principal Protection" Undertaking to the Fund

                  ML&Co. has agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any), not against the loss of the time value of such investment or a guarantee of profit.


                  Operation of a Series after its Principal Assurance Date

                  MLIP may determine to dissolve a Series as of its Principal Assurance Date, to extend the ML&Co. guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by ML&Co.) or to continue to operate such Series without a "principal protection" feature.

                  Two-Tier Structure of the Fund

                  The Fund does not trade in the futures and forward markets directly, but rather through the Trading Partnership, of which the Fund is the sole limited partner, and MLIP the sole general partner. The Fund's liability for any trading losses is limited to the Fund's investment in the Trading Partnership.

                  Use of Proceeds and Cash Management Income

                  Subscription Proceeds. MLIP pays from its own funds the
                  ---------------------
selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and are available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, options on futures, forwards and options on forward markets on behalf of the Trading Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management and to earn interest, as more fully described below under "-- Available Assets."

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

                  The Fund's financial statements contain information relating to the market sectors traded by the Fund. There can, however, be no assurance as to which markets may be included in the Fund's portfolio or in which market sectors the Fund's trading may be concentrated at any one time or over time.

                  Market Types. The Partnership trades on a variety of United
                  ------------
States and foreign futures exchanges. Substantially all of the Fund's off-exchange trading takes places in the highly liquid, institutionally-based currency forward markets.

                  Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, including Merrill Lynch International Bank ("MLIB"), in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. The General Partner anticipates that some of the Partnership's foreign currency trades will be executed through MLIB, an affiliate of the General Partner. MLIB has discontinued the operation of the foreign exchange service desk, which included seeking multiple quotes from counterparties unrelated to MLIB for a service fee and trade execution.

                  In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers, including Merrill Lynch. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

                  As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets.

                  The Fund's financial statements contain information relating to the types of markets traded by the Fund. There can, however, be no assurance as to in which markets the Fund may trade or as to how the Fund's trading may be concentrated at any one time or over time.

                  Custody of Assets. All of the Fund's assets are currently held
                  -----------------
either in custodial or customer accounts at Merrill Lynch. Fund assets managed by MLAM are generally held in custodial accounts at a major bank, separate from all other Merrill Lynch or banking client assets. Assets held in customer accounts are held at MLPF&S or MLF. These customer accounts are maintained in the Fund's name, but the assets deposited by the Fund in such accounts are commingled with those of other MLPF&S and MLF customers.

                  Available Assets. The Fund earns income, as described below,
                  ----------------
on its "Available Assets," which can be generally described as the cash actually held by the Fund or invested in Treasury bills or Government Securities. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated Government Securities, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's assets managed by MLAM and the Fund's cash balances held in the offset accounts (as described below) which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

                  The Fund's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

                  The Fund's U.S. Dollar Available Assets Managed by MLAM.
                  -------------------------------------------------------
Approximately 80% of the Fund's U.S. dollar Available Assets are managed directly by MLAM, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, in the Government Securities markets. MLIP's objective in retaining MLAM to provide cash management services to the Fund is to enhance the return earned on the Fund's U.S. dollar Available Assets managed by MLAM to slightly above the 91-day Treasury bill rate. However, cash management returns cannot be assured, and there may be losses of principal.

                  The Government Securities acquired by MLAM on behalf of the Fund are maintained in a custodial account at Merrill Lynch and are specifically traceable to the Fund. All income earned on such Government Securities inures to the benefit of the Fund. All fees due to MLAM are paid at no additional cost to the Fund.

                  Interest Earned on the Fund's U.S. Dollar Available Assets Not
                  --------------------------------------------------------------
Managed by MLAM. The following description relates to the approximately 20% of
---------------
the Fund's U.S. dollar Available Assets not managed by MLAM.

Offset Accounts and Short-Term Treasury Bills
---------------------------------------------

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

                  MLF credits the Fund, as of the end of each month, with interest at the effective daily 91-day Treasury bill rate on the average daily U.S. dollar Available Assets held in the offset accounts during such month. The Fund receives all the interest paid on the short-term Treasury bills in which it invests.

Possible Discontinuation of the Offset Accounts
-----------------------------------------------

                  The use of the offset account arrangements for the Fund's U.S. dollar Available Assets not managed by MLAM may be discontinued by Merrill Lynch whether or not Merrill Lynch otherwise continues to maintain its offset arrangements. The offset arrangements are dependent on the banks' continued willingness to make overnight credits available to Merrill Lynch, which, in turn, is dependent on the credit standing of ML&Co. If Merrill Lynch were to determine that the offset arrangements had ceased to be practicable (either because ML&Co. credit lines at participating banks were exhausted or for any other reason), Merrill Lynch would thereafter attempt to invest all of the Fund's U.S. dollar Available Assets not managed by MLAM to the maximum practicable extent in short-term Treasury bills. All interest earned on the U.S. dollar Available Assets so invested would be paid to the Fund, but MLIP would expect the amount of such interest to be less than that available to the Fund under the offset account arrangements. The remaining U.S. dollar Available Assets of the Fund not managed by MLAM would be kept in cash to meet variation margin payments and pay expenses, but would not earn interest for the Fund.

Offset Account Benefit to Merrill Lynch
---------------------------------------

                  The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch, net of the interest credits paid to the Fund and the fee (of approximately 0.25% per annum) paid to the offset banks, from the offset accounts have not exceeded 0.75% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These benefits to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

                  Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar
                  ------------------------------------------------------------
Available Assets. Under the single currency margining system implemented for the
----------------
Fund, the Fund itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any, MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the prevailing local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

                  The Fund holds foreign currency gains and finances foreign currency losses on an interim basis until converted into U.S. dollars and either paid into or out of the Fund's U.S. dollar Available Assets. Foreign currency gains or losses on open positions are not converted into U.S. dollars until the positions are closed. Assets of the Fund while held in foreign currencies are subject to exchange-rate risk.

         Charges

                  The following table summarizes the charges incurred by the Fund during 1998, 1997, and 1996.

                                        1998                           1997                          1996
                             ----------------------------   ----------------------------  ----------------------------
           Charges               Dollar      % of Average       Dollar      % of Average      Dollar     % of Average
                                Amount        Month-End        Amount       Month-End        Amount       Month-End
                                             Net Assets                     Net Assets                   Net Assets
----------------------------------------------------------------------------------------------------------------------
Brokerage                      $6,159,359     6.43%           $4,833,598     5.64%           $4,775,116     5.77%
Commissions
Administrative Fee                193,861     0.20%              138,103     0.16%              129,057     0.16%
Reimbursement of
Organizational and
Initial Offering Costs                  -     0.00%               61,989     0.07%               79,700     0.10%
Profit Shares                   1,658,306     1.73%              931,522     1.09%              978,264     1.18%
                             =========================================================================================
Total                          $8,011,526     8.36%           $5,965,212     6.96%           $5,962,137     7.21%
                             =========================================================================================

                  The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S.
dollar available assets in offset accounts.

                  The Fund's average month-end Net Assets during 1998, 1997 and 1996 equaled $95,777,172, $85,646,152 and $82,789,767, respectively.

                  During 1998, 1997 and 1996, the Fund earned $5,434,851,
$4,873,872 and $4,545,186 in interest income, or approximately 5.67%, 5.69% and 5.49% of the Fund's average month-end Net Assets.

                  Effective January 1, 1997, MLIP reduced the Fund's annual Brokerage Commissions from 9.25% to 8.75% of trading assets (i.e., assets committed to trading).

                  Effective October 1, 1998, MLIP reduced the Fund's annual Brokerage Commission from 8.75% to 7.50% of trading assets.

                  Effective October 1, 1998, the Administrative Fee, while it continues to be calculated at the rate of 0.25% per annum, is based on the Fund's month-end total assets (prior to reduction for accrued expenses), not the Fund's assets allocated to trading.

                                    Description of Current Charges

Recipient                  Nature of Payment         Amount of Payment
---------                  -----------------         -----------------
MLF                        Brokerage Commissions     A flat-rate monthly commission of 0.625 of 1% (a 7.5% annual rate) of the
                                                     Fund's month-end assets committed to trading. The Fund initially commits 85% of the capital attributable to each Series of Units issued after May 1, 1998.

                                                     As of October 1, 1998, the 8.75% per annum Brokerage Commissions were reduced to 7.50% per annum (0.625 of 1% of the Fund's month-end traded assets).

                                                     During 1998, 1997 and 1996, the round-turn (each purchase and sale or sale and purchase of a single futures contract) equivalent rate of the Fund's flat-rate
                                                     Brokerage Commissions was approximately $80, $116 and $116, respectively.

MLF                        Use of Fund assets        Merrill Lynch may derive an economic benefit from the deposit of certain of the
                                                     Fund's U.S. dollar Available Assets not managed by MLAM in offset accounts.

MLIP                       Administrative Fees       The Fund pays MLIP a monthly Administrative Fee equal to 0.020833 of 1% (a 0.25 of 1% annual rate) of the Fund's month-end total assets. MLIP pays the Fund's routine administrative costs.

                                                     As of October 1, 1998, the 0.25% per annum rate is applied to the Fund's month-end total assets (prior to reduction for accrued expenses), not the
                                                     Fund's assets allocated to trading.

MLIB; Other                Bid-ask spreads           Bid-ask spreads on forward and related trades.
Counter parties

Government                 Bid-ask spreads           The dealers with which MLAM executes Government Securites trades include
Securities Dealers                                   bid-ask spreads in the prices they quote to the Fund.

Trading Advisors           Profit Shares              Prior to January 1, 1997, all Advisors received quarterly Profit Shares ranging from 15% to 25% (depending on the Trading Advisor) of any New Trading
                                                      Profit. As of January 1, 1997, a number of Advisors agreed to receive only annual Profit Shares. Profit Shares are also paid upon the net reallocation of assets away from an Advisor and the redemption of Units. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Fund. The Fund may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Trading Advisors           Consulting Fees            MLF pays the Trading Advisors annual Consulting Fees ranging up to 4% of the
                                                      Partnership's average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

MLF;                       Extraordinary expenses     Actual costs incurred; none paid to date.
Others

                             ----------------------


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

          (d)     Financial Information about Geographic Areas:
                  --------------------------------------------

                  The Trading Partnership trades, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 2:  Properties
         ----------

         Neither the Partnership nor the Trading Partnership use any physical properties in the conduct of its business.

         The Partnership's and the Trading Partnership's only place of business is the place of business of the General Partner (Merrill Lynch World Headquarters, World Financial Center, South Tower, New York, New York, 10080). The General Partner performs all administrative services for the Partnership and the Trading Partnership from the General Partner's offices.

Item 3:  Legal Proceedings
         -----------------

                  ML&Co. -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIP or the Fund.

                  MLIP itself has never been the subject of any material litigation.

Item 4:  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  The Partnership has never submitted any matters to a vote of its Limited Partners.


                                     PART II

Item 5:  Market for Registrant's Common Equity and Related Stockholder Matters
         ---------------------------------------------------------------------
Item 5(a)
---------

         (a)      Market Information:
                  ------------------

                  There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date are not entitled to any benefits under the Merrill Lynch & Co., Inc. guarantee.

         (b)      Holders:
                  -------

                  As of December 31, 1998, there were 4,114 holders of Units, including the General Partner.

          (c)     Dividends:
                  ---------

                  For Series issued on or prior to May 1, 1997, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. The General Partner may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units.

         As of December 31, 1998, the Partnership had made the following distributions:

                                                  Fixed Rate       Discretionary
             Series          Distribution Date   Distribution      Distribution
             ------          -----------------   ------------      -------------

1998         Series A             10/1/98          $ 3.50             $   -
----         Series B              1/1/98            3.50               1.50
             Series C              4/1/98            3.50                 -
             Series D              7/1/98            3.50                 -
             Series E             10/1/98            3.50                 -
             Series F              1/1/98            3.50               1.25
             Series G              4/1/98            3.50                 -
             Series H              7/1/98            3.50                 -


1997         Series A             10/1/97          $ 3.50                 -
----         Series B              1/1/97            3.50               3.00
             Series C              4/1/97            3.50               4.00
             Series D              7/1/97            3.50               1.00
             Series E             10/1/97            3.50               2.00
             Series F              1/1/97            3.50               2.50
             Series G              4/1/97            3.50               3.50
             Series H              7/1/97            3.50               2.50


1996         Series A             10/1/96           $ 3.50              2.50
----         Series B              1/1/96             3.50              2.50
             Series C              4/1/96             3.50                -
             Series D              7/1/96             3.50                -
             Series E             10/1/96             3.50                -

1995         Series A             10/1/95           $ 3.50              2.50
----


                  The Fund does not make any distributions on any Series of Units issued subsequent to May 1, 1997.

         (d)      Recent Sales of Unregistered Securities;
                  ---------------------------------------
                  Use of Proceeds from Registered Securities
                  ------------------------------------------

                  The Fund has units registered with an aggregate price of $462,114,000. The Fund has sold units with an aggregate price of $162,932,895.

Item 5(b)
---------

                  Not applicable.

Item 6:  Selected Financial Data
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Partnership:

Income Statement Data                For the Year     For the Year     For the Year     For the Year   October 12, 1994
                                        Ended            Ended            Ended            Ended            to
                                     December 31,     December 31,     December 31,     December 31,     December 31,
                                        1998             1997             1996             1995             1994
---------------------------------------------------------------------------------------------------------------------

Revenues:

Trading Profits (Loss)

     Realized Gain (Loss)            $ 8,746,563      $ 5,412,457      $ 9,038,064      $ 4,407,833       $ (363,054)
     Change in Unrealized
     (Loss) Gain                      (2,053,193)       1,083,826         (396,221)       1,355,377        1,115,935
                                -------------------------------------------------------------------------------------
     Total Trading Results             6,693,370        6,496,283        8,641,843        5,763,210          752,881
                                -------------------------------------------------------------------------------------

Interest Income                        5,434,851        4,873,872        4,545,186        3,415,670          377,303
                                -------------------------------------------------------------------------------------
     Total Revenues                   12,128,221       11,370,155       13,187,029        9,178,880        1,130,184
                                -------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions             6,159,359        4,833,598        4,775,116        3,216,364          405,653
     Administrative Fees/1/              193,861          138,103          129,057           86,928           10,964
     Profit Shares                     1,658,306          931,522          978,264          652,366          129,169
                                -------------------------------------------------------------------------------------
     Total Expenses                    8,011,526        5,903,223        5,882,437        3,955,658          545,786
                                -------------------------------------------------------------------------------------
Net Income Before
Minority Interest                      4,116,695        5,466,932        7,304,592        5,223,222          584,398
Minority Interest in Income/2/           (27,056)         (46,687)         (81,228)         (36,730)          (4,504)
                                -------------------------------------------------------------------------------------
Net Income                           $ 4,089,639      $ 5,420,245      $ 7,223,364      $ 5,186,492        $ 579,894
                                =====================================================================================



Balance Sheet Data
                                       December 31,      December 31,     December 31,     December 31,     December 31,
                                           1998             1997             1996             1995             1994
------------------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value

   (Series A-M)                        $ 79,106,838    $ 101,226,685     $ 78,905,273     $ 74,846,544   $ 32,314,228
                                -----------------------------------------------------------------------------------------

Net Asset Value per Unit

   Series A                                 $115.74/4/       $113.73/5/       $110.71/6/       $106.97/7/    $101.76
   Series B                                 $113.99/4/       $114.15/5/       $114.25/6/       $110.36           N/A
   Series C                                 $108.92/4/       $108.15/5/       $109.34/6/       $103.35           N/A
   Series D                                 $111.45/4/       $109.94/5/       $108.20/6/       $102.34           N/A
   Series E                                 $111.14/4/       $109.40/5/       $108.59/6/       $102.72           N/A
   Series F                                 $108.95/4/       $109.04/5/       $108.92/6/           N/A           N/A
   Series G                                 $107.67/4/       $106.52/5/       $107.32              N/A           N/A
   Series H                                 $107.81/4/       $106.62/5/       $106.47              N/A           N/A
   Series K                                 $109.61          $104.77              N/A              N/A           N/A
   Series L                                 $106.81          $102.08              N/A              N/A           N/A
   Series M                                 $108.34          $103.70              N/A              N/A           N/A
   Series N                                 $104.43              N/A              N/A              N/A           N/A
   Series O                                 $104.77              N/A              N/A              N/A           N/A
   Series P                                 $106.92              N/A              N/A              N/A           N/A
   Series Q                                  $98.86              N/A              N/A              N/A           N/A
                                -------------------------------------------------------------------------------------




         (1) As of January 1, 1996, a portion of the Brokerage Commissions were reclassified as Administrative Fees, at no additional cost to the Fund. Certain amounts in prior periods have been reclassified to conform to the current period presentation of the Administrative Fees.

         (2) MLIP is general partner of the Trading Partnership. Because the Fund owns substantially all of the Trading Partnership, Trading Partnership activities are referred to as Fund activities in this Report. The minority interest represents MLIP's share, as general partner of the Trading Partnership, of the Trading Partnership's profit or loss.

         (3) Balance Sheet Data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principle ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

         (4) Net of aggregate distribution of $19.00 per unit on Series A Units, $17.50 on the Series B Units, $14.50 on the Series C Units, $11.50 on the Series D Units, $12.50 on the Series E Units, $10.75 on the Series F Units, $10.50 on the Series G Units and $9.50 on the Series H Units.

         (5) Net of aggregate distributions of $15.50 per Unit on the Series A Units, $12.50 on the B Units and $11.00 on the Series C, $8.00 on the Series D Units, $9.00 on the Series E Units, $6.00 on the Series F Units, $7.00 on the Series G Units and $6.00 on the Series H Units.

         (6) Net of aggregate distributions of $12.00 per Unit on the Series A Units, $6.00 on the B Units and $3.50 on the Series C, D and E Units.

         (7)  Net of the distribution of $6.00 per Unit on the Series A Unit.

                          ML PRINCIPAL PROTECTION L.P.
                                December 31, 1998

                 Type of Pool: Multi-Advisor; Selected Advisor/
                   Publicly-Offered/"Principal Protected"(1)
                     Inception of Trading: October 12, 1994
                      Aggregate Subscriptions:$163,402,575
                       Current Capitalization: $79,106,838
                    Worst Monthly Drawdown:(2) (3.70)% (2/96)
                Worst Peak-to-Valley Drawdown:(3) (3.70)% (2/96)



-----------------------------------------------------------------------------
                           Monthly Rates of Return(4)

-----------------------------------------------------------------------------
Month                 1998        1997       1996        1995           1994
-----------------------------------------------------------------------------
January               0.07%      2.06%       2.45%     (0.55)%             -
-----------------------------------------------------------------------------
February             (0.56)      1.44       (3.70)      2.24               -
-----------------------------------------------------------------------------
March                 0.10       0.05        1.06       4.17               -
-----------------------------------------------------------------------------
April                (1.96)     (0.70)       3.10       0.91               -
-----------------------------------------------------------------------------
May                   0.95      (1.43)      (1.98)      1.20               -
-----------------------------------------------------------------------------
June                 (0.86)      0.70        1.36      (0.21)              -
-----------------------------------------------------------------------------
July                 (0.67)      3.14       (1.68)     (1.30)              -
-----------------------------------------------------------------------------
August                4.83      (2.71)       0.49       0.95               -
-----------------------------------------------------------------------------
September             3.55       0.86        1.62      (0.32)              -
-----------------------------------------------------------------------------
October               0.06      (0.43)       4.25       0.29             1.04
-----------------------------------------------------------------------------
November             (1.00)      0.80        2.50       0.69             0.32
-----------------------------------------------------------------------------
December              0.20       2.22       (0.20)      2.12             0.40
-----------------------------------------------------------------------------
Compound Annual       4.60%      6.01%       9.36%     10.55%            1.76%
Rate of Return                                                  (2 2/3 months)
-----------------------------------------------------------------------------

                  Rates of Return are presented on a composite, not a Series-by-Series, basis.


                            -------------------------

                  All Units issued on or prior to May 1, 1997 commenced trading with 60%, and Units issued after May 1, 1997 with 75%, of their assets allocated to trading. Beginning May 1, 1998, all Units issued after May 1, 1997 have allocated 85% of their assets to trading.

                            -------------------------

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" fund is defined as one that allocates no more than 25% of its trading assets to any single manager. The Fund does not currently allocate more than 25% of its trading assets to any single Advisor but may do so in the future; consequently, it is referred to as a"Multi-Advisor; Selected Advisor" fund. Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "principal protected." The ML&Co. Guarantee and MLIP- related deleveraging of the Fund's trading provides the "principal protection" feature of the Fund.

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

--------------------------------------------------------------------------------
              MONTH-END NET ASSET VALUE PER SERIES A UNIT
--------------------------------------------------------------------------------
          Jan.        Feb.         Mar.         Apr.         May         June
--------------------------------------------------------------------------------
 1994 N/A          N/A         N/A          N/A          N/A         N/A
--------------------------------------------------------------------------------
 1995 $101.36      $103.63     $107.94      $109.09      $110.40     $110.18
--------------------------------------------------------------------------------
 1996 $109.65/a/   $105.56/a/  $106.69/a/   $110.05/a/   $107.82/a/  $109.33/a/
--------------------------------------------------------------------------------
 1997 $113.00/b/   $114.63/b/  $114.69/b/   $113.89/b/   $112.28/b/  $113.05/b/
--------------------------------------------------------------------------------
 1998 $113.84/c/   $113.25/c/  $113.37/c/   $111.46/c/   $112.48/c/  $111.69/c/
--------------------------------------------------------------------------------


-------------------------------------------------------------------------------
     July         Aug.        Sept.        Oct.         Nov.         Dec.
-------------------------------------------------------------------------------
 N/A          N/A          N/A         $101.04      $101.36      $101.76
-------------------------------------------------------------------------------
 $108.94      $109.98      $109.62     $103.91/a/   $104.63/a/   $106.96/a/
-------------------------------------------------------------------------------
 $107.51/a/   $108.04/a/   $109.80/a/  $108.24/b/   $110.93/b/   $110.70/b/
-------------------------------------------------------------------------------
 $116.48/b/   $113.59/b/   $114.53/b/  $110.69/c/   $111.50/c/   $113.73/c/
-------------------------------------------------------------------------------
 $111.09/c/   $116.00/c/   $119.77/c/  $116.40/d/   $115.45/d/   $115.74/d/
-------------------------------------------------------------------------------

/a/ After reduction for the $6.00 per Series A Unit distribution made as of October 1, 1995.

/b/ After reduction for the first annual distribution and the $6.00 per Series A
    Unit distribution made as of October 1, 1996.

/c/ After reduction for the first and second annual distributions and the $3.50 per Series A Unit distribution made as of October 1, 1997.

/d/ After reduction for the first, second and third annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1998.

The Net Asset Value per unit varies, until September 30, 1997, from how it would be calculated for purposes of GAAP, due to the amortization of organizational and initial offering costs.

Item 7:  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

         The Two-Tier Structure of the Fund

                  The Fund does not trade directly through opening managed accounts with the Advisors, but rather through investing in the Trading Partnership. The Trading Partnership, in turn, allocates its capital to the Advisors. No series of Units can lose more in its trading than the amount which such series has invested in the Trading Partnership.

                  Although different series of Units invest different percentages of their overall capital in the Trading Partnership, all assets so invested are 100% allocated to trading. All trading profits and losses are shared pro rata among the different series based on their respective investments in the Trading Partnership.

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

Results of Operations

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

                  MLIP has made and expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Fund's assets committed to trading. All series of Units trade under the direction of the same Advisor allocation and combination, as the same may be changed from time to time by MLIP.

                  MLIP's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIP's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIP's principals is an important factor in its asset allocation decisions.

                  MLIP has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Fund.

General

                  A number of the Advisors are trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

                  If a trend-following Advisor's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, these Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Fund's positions while retaining most of the profits made from following the trend.

                  In analyzing the performance of trend-following programs, economic conditions, political events, weather factors, etc., are not directly relevant because only market data has any input into trading results. Furthermore, there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements which the programs are designed to identify, a trend-following Advisor may miss the trend altogether.

                  In the case of the Advisors which implement strategies which rely more on discretion and market judgment, it is not possible to predict, from their performance during past market cycles, how they will respond to future market events.

         Performance Summary

                  This performance summary is an outline description of how the Fund performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

                  The Advisors, as a group, are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses as well as gains.

                  While there can be no assurance that any Advisor will be profitable, under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Fund.

         1998

                                   Total Trading
                                     Results

 Interest Rates                    $ 7,116,336
 Stock Indices                         824,905
 Commodities                          (967,695)
 Currencies                          2,085,218
 Energy                               (882,409)
 Metals                             (1,482,985)
                                   ------------
                                   $ 6,693,370
                                   ============


                  Global interest rate markets provided the Fund with its most profitable positions for the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Fund's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Fund's non-correlation with general equity and debt markets was strongly exhibited, and trading was particularly profitable in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Fed lowered interest rates.

                  In currency markets, results early in the year were mixed, although marginally profitable. During the second quarter, strong gains were realized in positions in the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Significant gains from Japanese yen trading continued into the third quarter, and Japan's problems spread to other sectors of the global economy, causing commodities prices to decline as demand from the Asian economies weakened. Japan's deepening recession and credit crunch continued through the fourth quarter, and the Fund achieved gains from long yen positions.

                  Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Fund incurred modest losses, although results remained profitable for the quarter and the year overall in these markets.

                  In agricultural commodity markets, 1998 began with strong gains as live cattle and hog prices trended downward throughout the first quarter. In the second quarter, although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries. The third quarter resulted in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices. These losses continued into the fourth quarter as the Fund was caught on the short side of the soybean complex, as the soybean supply surplus became more manageable following the November 10th USDA reports, causing prices to gain upward momentum.

                  Gold prices began the year drifting sideways, and continued to weaken following news in the second quarter of a European Central Bank consensus that ten to fifteen percent of reserves should be made up of gold bullion, which was at the low end of expectations. Gold was unable to extend third quarter rallies or to build any significant upside momentum, resulting in a trendless environment. This was also the case in the fourth quarter, as gold's cost of production declined. Also, silver markets remained range-bound, while also experiencing a significant selloff in November, and aluminum traded at its lowest levels since 1994, with many aluminum smelters operating at a loss.

                  In energy markets, demand for crude oil in the Middle East was affected by low oil prices early in the year, and trading resulted in losses. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine-year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the first half of 1998. Short heating oil positions in the third quarter proved profitable for the Fund as the market for heating oil prices dropped to its lowest level in more than a decade. In early December, oil and natural gas prices dropped sharply, causing continued problems for many emerging market countries that depend on commodity exports for economic growth and government financing. These price pressures were mainly due to excessive supply availability and near-term weather indications that inventories would remain at more than adequate levels even in the event of a cold Northern Hemisphere winter. Also, the December U.S. air attack on Iraq failed to cause any damage to oil pumping and shipping operations, and oil prices fell over 10%.

         1997

                                  Total Trading
                                     Results

 Interest Rates                     $ 1,706,686
 Stock Indices                          232,314
 Commodities                            679,157
 Currencies                           3,911,109
 Energy                              (1,278,003)
 Metals                               1,245,020
                                    ------------
                                    $ 6,496,283
                                    ============

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

         1996

                                    Total Trading
                                       Results

 Interest Rates                     $ 3,183,955
 Stock Indices                         (746,255)
 Commodities                             20,119
 Currencies                           3,301,360
 Energy                               3,280,677
 Metals                                (398,013)
                                    ------------
                                    $ 8,641,843
                                    ============

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

Variables Affecting Performance
-------------------------------

                  The principal variables which determine the net performance of the Fund are gross profitability and interest income. Gross profitability is, in turn, affected by the percentage of the Fund's assets allocated to trading.

                  During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed-income investments.

                  The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets allocated to trading and total assets, respectively. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

The Different Series of Units
-----------------------------

                  All series of Units trade in a common trading account and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIP -- e.g., adjusting trading leverage -must be done in such a way that all Units have the same percentage of capital allocated to trading after the adjustment (this restructuring applies only to Units issued after May 1, 1997). Despite these fundamental similarities among the different series, because the series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values. The series offered since May 1, 1997 have begun trading at 85%-95% leverage. Series issued before May 1, 1997 began trading at 60%-75% leverage.

Liquidity; Capital Resources
----------------------------

                  The Fund sells no securities other than the Units. The Fund borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Fund's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

                  The Fund's assets are held primarily in short-term debt securities with maturities under one year, and to a lesser extent in short- and mid-term debt securities with maturities up to five years, as well as in cash. The Net Asset Value of the Fund's cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Fund's debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down price trends, during which the Fund's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

                  The Fund's assets are held in cash and highly liquid U.S. government securities. Accordingly, except in very unusual circumstances, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund's positions and assets, the Fund's monthly Net Asset Value calculations are precise, and investors need only wait 10 business days to receive the full redemption proceeds of their Units.

         Year 2000 Compliance Initiative

                  As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely.

                  Merrill Lynch believes that it has identified and evaluated its internal Y2K problem and that it is devoting sufficient resources to renovating technology systems that are not already Year 2000 compliant. The resource-intensive renovation phase (as further discussed) of Merrill Lynch's Year 2000 efforts was approximately 95% completed as of January 31, 1999. Merrill Lynch will focus primarily on completing its renovation and testing and on integration of the Year 2000 programs of recent acquisitions during the remainder of 1999. In order to focus attention on the Y2K problem, management has deferred certain other technology projects: however, this deferral is not expected to have a material adverse effect on the company's business, results of operations, or financial condition.

                  The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and its need for liquidity.

                  In 1995, Merrill Lynch established the Year 2000 Compliance Initiative, which is an enterprisewide effort to address the risks associated with the Y2K problem, both internal and external. The Year 2000 Compliance Initiative's efforts to address the risks associated with the Y2K problem have been organized into six phases: planning, pre-renovation, renovation, production testing, certification, and integration testing.

                  The planning phase involved defining the scope of the Year 2000 Compliance Initiative, including its annual budget and strategy, and determining the level of expert knowledge available within Merrill Lynch regarding particular systems or applications. The pre-renovation phase involved developing a detailed enterprisewide inventory of applications and systems, identifying the scope of necessary renovations to each application system, and establishing a conversion schedule. During the renovation phase, source code is actually converted, date fields are expanded or windowed (windowing is used on an exception basis only), test data is prepared, and each system or application is tested using a variety of Year 2000 scenarios. The production testing phase validates that a renovated system is functionally the same as the existing production version, that renovation has not introduced defects, and that expanded or windowed date fields continue to handle current dates properly. The certification phase validates that a system can run successfully in a Year 2000 environment. The integration testing phase, which will occur throughout 1999, validates that a system can successfully interface with both internal and external systems. Finally, as Merrill Lynch continues to implement new systems, they are also being tested for Year 2000 readiness.

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

                  As part of the production testing and certification phases, Merrill Lynch has performed, and will continue to perform, both internal and external Year 2000 testing intended to address the risks from the Y2K problem. As of January 31, 1999, production testing was approximately 93% completed. In July 1998, Merrill Lynch participated in an industrywide Year 2000 systems test sponsored by the Securities Industry Association ("SIA"), in which selected firms tested their computer systems in mock stock trades that simulated dates in December 1999 and January 2000. Merrill Lynch will participate in further industrywide testing sponsored by the SIA, currently scheduled for March and April 1999, which will involve an expanded number of firms, transactions, and conditions. Merrill Lynch also participated in various other domestic and international industry tests during 1998.

                  Merrill Lynch continues to survey and communicate with third parties whose Year 2000 readiness is important to the company. Information technology and non-information technology vendors and service providers are contacted in order to obtain their Year 2000 compliance plans. Based on the nature of the response and the importance of the product or service involved, Merrill Lynch determines if additional testing is needed. The results of these efforts are maintained in a database that is accessible throughout the firm. Third parties that have been contacted include transactional counterparties, exchanges, and clearinghouses; a process to access and rate their responses has been developed. This information as well as other Year 2000 readiness information on particular countries and their political subdivisions will be used by Merrill Lynch to manage risk resulting from the Y2K problem. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. In connection with information technology and non-information technology products and services, contingency plans, which are developed at the business unit level, may include selection of alternative vendors or service providers and changing business practices so that a particular system is not needed. In the case of securities exchanges and clearinghouses, risk mitigation could include the re-routing of business. In light of the interdependency of the parties in or serving the financial markets, however, there can be no assurance that all Y2K problems will be identified and remediated on a timely basis or that all remediation will be successful. The failure of exchanges, clearing organizations, vendors, service providers, counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

                  At year-end 1998, the total estimated expenditures for the entire Year 2000 Compliance Initiative were approximately $425 million, of which approximately $125 million was remaining. The majority of these remaining expenditures are expected to cover testing, risk management, and contingency planning. There can be no assurance that the costs associated with such remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the costs associated with the remediation efforts or the possible failure of such remediation efforts would not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

         European Economic and Monetary Union ("EMU") Initiative
         -------------------------------------------------------

                  As of January 1, 1999, the "euro" was adopted as the common legal currency of participating member states of the EMU. As a consequence of the introduction of and conversion to the euro, Merrill Lynch was required to make significant changes to nearly 200 global business systems in order to reflect the substitution of the euro for the 11 member national currencies and the European currency unit. The introduction of the euro brings about fundamental changes in the structure and nature of European financial markets, including the creation of a unified, more liquid capital market in Europe. As financial markets in EMU member states converge and local barriers are removed, competition is expected to increase.

                  The introduction of the euro affects all Merrill Lynch facilities that transact, distribute, or provide custody or recordkeeping for securities or cash denominated in the currency of a participating member state. Merrill Lynch's systems or procedures that handle such securities or cash were modified in order to implement the conversion to the euro. The implementation phase is continuing into the first quarter of 1999 to resolve any post-conversion issues. The success of Merrill Lynch's euro conversion efforts was dependent on the euro-compliance of third parties, such as trading counterparties, financial intermediaries (e.g., securities and commodities exchanges, depositories, clearing organizations, and commercial banks), and vendors.

                  As of the end of the 1998 fiscal year, the total estimated expenditures associated with the introduction of and conversion to the euro were approximately $79 million, of which $1 million is remaining to be spent during the first quarter of 1999 on compliance efforts and project administration. Management believes that it has identified and evaluated all of the systems and operational modifications necessary for the conversion to the euro. On January 4, 1999 and since then, Merrill Lynch has conducted normal business operations, having successfully completed its conversion program. Management does not expect the introduction of the euro to have a negative effect on its future business, currency risk, or competitive positioning in the European markets.

Item 7A:  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

Introduction

       Past Results Not Necessarily Indicative of Future Performance
       -------------------------------------------------------------

                  The Fund is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Fund's main line of business.

                  Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

                  The Fund, under the direction of the Trading Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

                  Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

Quantifying the Fund's Trading Value at Risk
--------------------------------------------

       Quantitative Forward-Looking Statements
       ---------------------------------------

                  The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

                  The Fund's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Fund's mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are paid daily through variation margin).

                  Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. Maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

                  In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

                  The fair value of the Fund's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

                  100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

The Fund's Trading Value at Risk in Different Market Sectors
------------------------------------------------------------

                  The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 1998. As of December 31, 1998, the Fund's total capitalization was approximately $79,106,838, of which $63,424,815 was allocated to trading.



                                                December 31, 1998

                                                                                               Percentage of
                                                             Percentage of                     Assets Allocated
Market Sector           Value at Risk                        Total Capitalization              to Trading
-------------           -------------                        --------------------              ----------
Interest Rates          $   567,386                                        0.71%                   0.89%
Stock Indices               283,117                                        0.36                    0.45
Commodities                 280,302                                        0.35                    0.44
Currencies                1,050,731                                        1.33                    1.65
Energy                      226,400                                        0.29                    0.36
Metals                      315,100                                        0.40                    0.50
                        ------------                                    -----------            -----------

TOTAL                   $ 2,723,036                                        3.44%                   4.29%
                        ============                                    ===========            ===========


Material Limitations on Value at Risk as an Assessment of Market Risk
---------------------------------------------------------------------

                  The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. Even comparatively minor losses could cause MLIP to further deleverage or terminate the Fund's trading. The foregoing Value at Risk table - as well as the past performance of the Fund - gives no indication of this "risk of ruin."

Non-Trading Risk
----------------

         Foreign Currency Balances; Cash on Deposit with MLF
         ---------------------------------------------------

                  The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

                  The Fund also has non-trading market risk on the approximately 20% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

          MLAM's Cash Management

         MLAM invests approximately 80% of the Fund's assets in Government Securities. As of December 31, 1998, the Fund's MLAM account totaled approximately $61 million.

         As of December 31, 1998, the Fund's MLAM account held the following Government Securities:

                                                                                                                        Total
  Par Value                     Description                      Rate              Maturity Date                     Fair Value
 ----------                    ------------                     -----              -------------                     ----------
              Long-Term
              ---------
    3,000,000 U.S. Treasury Note                                5.500%        February 29, 2000                      $   3,028,594
    1,000,000 U.S. Treasury Note                                6.375%        May 15, 2000                               1,022,344
    1,000,000 U.S. Treasury Note                                6.000%        August 15, 2000                            1,020,781
    1,000,000 U.S. Treasury Note                                5.750%        November 15, 2000                          1,019,531
    1,000,000 U.S. Treasury Note                                5.625%        November 30, 2000                          1,017,967
    1,500,000 U.S. Treasury Note                                5.625%        December 31, 1999                          1,514,648
    5,000,000 U.S. Treasury Note                                5.500%        March 31, 2000                             5,050,000
    5,000,000 U.S. Treasury Note                                6.375%        May 15, 2000                               5,111,719
    2,000,000 U.S. Treasury Note                                4.500%        September 30, 2000                         1,995,938
    2,000,000 U.S. Treasury Note                                5.750%        November 15, 2000                          2,039,063
    2,000,000 U.S. Treasury Note                                5.625%        November 30, 2000                          2,035,938
    5,000,000 U.S. Treasury Note                                5.375%        February 15, 2001                          5,078,125
    1,000,000 U.S. Treasury Note                                5.750%        April 30, 2003                             1,041,094
    1,000,000 U.S. Treasury Note                                5.250%        August 15, 2003                            1,025,625
    1,000,000 Federal National Mortgage Association             4.820%        December 18, 2000                            998,672
    2,000,000 Federal National Mortgage Association             5.720%        January 9, 2001                            2,027,960
    4,000,000 Federal National Mortgage Association             4.820%        December 18, 2000                          3,994,688
    3,000,000 Federal National Mortgage Association             5.720%        January 9, 2001                            3,041,939
    3,000,000 Federal National Mortgage Association             5.420%        January 23, 2001                           3,025,200
                                                                                                                   ---------------

                                                                                                      Subtotal       $  45,089,826
                                                                                                                   ----------------
              Short-Term
              ----------

    3,000,000 U.S. Treasury Note                                5.625%        December 31, 1999                      $   3,029,297
    3,651,000 Federal Home Loan Mortgage Corporation            5.090%        January 8, 1999                            3,646,984
    4,430,000 Federal Home Loan Mortgage Corporation            5.090%        January 8, 1999                            4,425,127
    4,352,000 Federal Home Loan Mortgage Corporation            5.100%        January 11, 1999                           4,345,037
                                                                                                                   ----------------

                                                                                                      Subtotal       $  15,446,445
                                                                                                                   ----------------

                                                                                                      Total Debt      $ 60,536,271
                                                                                                                   ================

                  Certain unusual market conditions could cause greater interest rate related losses on the Fund's non-trading instruments in excess of those suggested by the foregoing quantification, but given the fact that virtually none of the Fund's Government Securities have any optionality or derivative multiplier feature, MLIP believes that this would be highly unlikely.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
----------------------------------------------------------------

                  The following qualitative disclosures regarding the Fund's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

                  The following were the primary trading risk exposures of the Fund as of December 31, 1998, by market sector.

                  Interest Rates. Interest rate risk is the principal market
                  --------------
exposure of the Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations ? e.g., New Zealand and Australia. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

                  Currencies. The Fund trades in a large number of currencies.
                  ----------
However, the Fund's major exposures have typically been in the dollar/yen, dollar/mark and dollar/pound positions. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future, although it is difficult at this point to predict the effect of the introduction of the Euro on the Advisors' currency trading strategies. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

                  Stock Indices. The Fund's primary equity exposure is to G-7
                  -------------
equity index price movements. As of December 31, 1998, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan) and DAX (Germany) stock indices. The General Partner anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices.

                  Metals. The Fund's primary metals market exposure is to
                  ------
fluctuations in the price of gold and silver. Although certain of the Advisors will, from time to time, trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). The Advisors' gold trading has been increasingly limited due to the long-lasting and mainly non-volatile decline in the price of gold over the last 10?15 years. However, silver prices have remained volatile over this period, and the Advisors have, from time to time, taken substantial positions as they have perceived market opportunities to develop. The General Partner anticipates that gold and silver will remain the primary metals market exposure for the Fund.

                  Commodities. The Fund's primary commodities exposure is to
                  -----------
agricultural price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and orange juice accounted for the substantial bulk of the Fund's commodities exposure as of December 31, 1998. In the past, the Fund has had material market exposure to live cattle and hogbellies and may do so again in the future. However, the General Partner anticipates that the Advisors will maintain an emphasis on soybeans, grains and orange juice, in which the Fund has historically taken its largest positions.

                  Energy. The Fund's primary energy market exposure is to gas
                  ------
and oil price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices are currently depressed, but they can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
-----------------------------------------------------------

         The following were the only non-trading risk exposures of the Fund as of December 31, 1998.

                  Foreign Currency Balances. The Fund's primary foreign currency
                  -------------------------
balances are in Japanese yen, German marks, British pounds and French francs. The Fund has de minimis exchange rate exposure on these balances.

                  Securities Positions. The Fund holds only cash or
                  --------------------
interest-bearing Government Securities. The Fund's market exposure in instruments held other than for trading is in the interest rate risk exposure of the Fund's Government Securities portfolio, managed by MLAM pursuant to policies established by MLIP for which MLAM assumes no responsibility. MLIP manages the risk of the Fund's MLAM account by imposing limitations both on the overall duration of the portfolio (two years) and on the maximum duration of any Government Securities held by MLAM (no later than the Principal Assurance Date for the most recently issued Series of Units). MLIP has applied essentially the same risk control policies to the Fund's MLAM account since inception, and the Fund has never experienced a material loss on this account. In a period of rapidly rising interest rates (since the Fund's inception in 1994, interest rates have generally declined until quite recently), the Fund could incur marked-to-market losses on its MLAM account, but MLIP would attempt to prevent or control these losses by further reducing the permissible durations of the Fund's Government Securities in order to reduce the interest rate sensitivity of these instruments.

Qualitative Disclosures Regarding Means of Managing Risk Exposure
-----------------------------------------------------------------

         Trading Risk

                  The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, adjusting the percentage of the Fund's total assets investing in the Trading Partnership with respect to each series of Units and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Fund basis. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

                  One important aspect of the General Partner's risk controls is its adjustments to the leverage at which each Series of Units trades. By controlling the percentage of each Series' assets investing in the Trading Partnership, the General Partner can directly affect the market exposure of the Fund. Leverage control is the principal means by which the General Partner hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit of each series will equal no less than $100 as of the Principal Assurance Date for such series, subject to the limitation that all Series of Units issued after May 1997 must be adjusted, if any such Series is adjusted, so that they all trade at the same degree of leverage.

                  At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Fund account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Fund and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

                  Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

         Non-Trading Risk
         ----------------

                  The Fund controls the non-trading exchange rate risk of these balances by regularly converting its foreign currency balances back into dollars (no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

                  The General Partner controls the interest-rate risk of the Fund's non-trading instruments (Government Securities invested by MLAM for cash management purposes) by limiting the overall duration of such instruments to no more than two years and the maximum duration of any Government Securities held by the Fund to no later than the Principal Assurance Date for the most recently issued Series of Units. These risk control policies have been successful in the Fund's operations to date, and MLIP does not anticipate any change in these policies. However, where the interest rate environment changes materially, MLIP might shorten the permissible duration of the Fund's Government Securities portfolio.

                  The Fund has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Fund in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on the approximately 20% of its cash held on deposit at MLF.

Item 8:  Financial Statements and Supplementary Data
         -------------------------------------------

                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. The General Partner promoted the Fund and is its controlling person.

Item 9:  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

                  There were no changes in or disagreements with independent auditors on accounting and financial disclosure.


                                    PART III

Item 10:  Directors and Executive Officers of the Registrant
          --------------------------------------------------
         10(a) and 10(b) Identification of Directors and Executive Officers:
                         --------------------------------------------------

                  As a limited partnership, the Partnership itself has no officers or directors and is managed by the General Partner. Trading decisions are made by the Trading Advisors on behalf of the Partnership.

                  The directors and executive officers of MLIP and their respective business backgrounds are as follows.

John R. Frawley, Jr.      Chairman, Chief Executive Officer,
                          President and Director

Jeffrey F. Chandor        Senior Vice President, Director of
                          Sales, Marketing and Research and Director

Jo Ann Di Dario           Vice President, Chief Financial Officer and Treasurer-
                          through April 30, 1999

Michael L. Pungello       Vice President, Chief Financial Officer and Treasurer,
                          effective May 1, 1999

Joseph H. Moglia          Director

Allen N. Jones            Director

Stephen G. Bodurtha       Director

Steven B. Olgin           Vice President, Secretary and
                          Director of Administration

                  John R. Frawley, Jr. was born in 1943. Mr. Frawley is Chairman, Chief Executive Officer, President and a Director of MLIP and Co-Chairman of MLF. He joined Merrill Lynch Pierce Fenner & Smith Incorporated ("MLPF&S") in 1966 and has served in various positions, including Retail and Institutional Sales, Manager of New York Institutional Sales, Director of Institutional Marketing, Senior Vice President of Merrill Lynch Capital Markets and Director of International Institutional Sales. Mr. Frawley holds a Bachelor of Science degree from Canisius College. Mr. Frawley served on the CFTC's Regulatory Coordination Advisory Committee from its formation in 1990 through its dissolution in 1994. Mr. Frawley has served four consecutive one-year terms as Chairman of the Managed Funds Association (formerly, the Managed Futures Association), a national trade association that represents the managed futures, hedge funds and fund of funds industry. Mr. Frawley currently serves as a member of the CFTC's Global Markets Advisory Committee.

                  Jeffrey F. Chandor was born in 1942. Mr. Chandor is Senior Vice President, Director of Sales, Marketing and Research and a Director of MLIP. He joined MLPF&S in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut. Mr. Chandor is serving a two-year term as a director of the Managed Funds Association.

                  Jo Ann Di Dario was born in 1946. Ms. Di Dario is, through April 30, 1999, Vice President, Chief Financial Officer and Treasurer of MLIP. Before joining MLIP in May 1998, she was self-employed for one year. From February 1996 to May 1997, she worked as a consultant for Global Asset Management, an international mutual fund organizer and operator headquartered in London, where she offered advice on restructuring their back-office operations. From May 1992 to January 1996, she served as a Vice President of Meridian Bank Corporation, a regional bank holding company. She was responsible for managing the treasury operations of Meridian Bank Corporation including its wholly-owned subsidiary, Meridian Investment Company Inc. From September 1991 to May 1992, Ms. Di Dario managed the Domestic Treasury Operations of First Fidelity Bank, a regional bank. From January 1991 to September 1991, Ms. Di Dario was self-employed. For the previous five years, Ms. Di Dario was Vice President, Secretary and Controller of Caxton Corporation, a Commodity Pool Operator and Commodity Trading Advisor. Her background includes seven years of public accounting experience, and she graduated with high honors from Stockton State College with a Bachelor of Science degree in Accounting.

          Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello will become Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

                 Joseph H. Moglia was born in 1949. Mr. Moglia is a Director of MLIP. In 1971, he graduated from Fordham University with a Bachelor of Arts degree in Economics. He later received his Master of Science degree from the University of Delaware. He taught at the high school and college level for sixteen years. Mr. Moglia joined MLPF&S in 1984, and has served in a number of senior roles, including Director of New York Fixed Income Institutional Sales, Director of Global Fixed Income Institutional Sales, and Director of the Municipal Division. He is currently Senior Vice President and Director of the Investment Strategy and Product Group in Merrill Lynch Private Client, and Director of Middle Markets.

                  Allen N. Jones was born in 1942. Mr. Jones is a Director of MLIP and, from July 1995 until January 1998, Mr. Jones was also Chairman of the Board of Directors of MLIP. Mr. Jones graduated from the University of Arkansas with a Bachelor of Science, Business Administration degree in 1964. Since June 1992, Mr. Jones has held the position of Senior Vice President of MLPF&S. From June 1992 through February 1994, Mr. Jones was the President and Chief Executive Officer of Merrill Lynch Insurance Group, Inc. ("MLIG") and remains on the Board of Directors of MLIG and its subsidiary companies. From February 1994 to April 1997, Mr. Jones was the Director of Individual Financial Services of the Merrill Lynch Private Client Group. In April 1997, Mr. Jones became the Director of Private Client marketing.

                  Stephen G. Bodurtha was born in 1958. Mr. Bodurtha is a Director of MLIP. In 1980, Mr. Bodurtha graduated magna cum laude from Wesleyan University, Middletown, Connecticut with a Bachelor of Arts degree in Government. From 1980 to 1983, Mr. Bodurtha worked in the Investment Banking Division of Merrill Lynch. In 1985, he was awarded his Master of Business Administration degree from Harvard University, where he also served as Associates Fellow (1985-1986). From 1986 to 1989, Mr. Bodurtha held the positions of Associate and Vice President with Kidder, Peabody & Co., Incorporated where he worked in their Financial Futures & Options Group. Mr. Bodurtha joined MLPF&S in 1989 and has held the position of First Vice President since 1995. He has been the Director in charge of the Structured Investments Group of MLPF&S since 1995.

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

                  As of December 31, 1998, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at approximately $735,280.

                  MLIP acts as general partner to twelve public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, The Growth and Guarantee Fund L.P., ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

Item 11:  Executive Compensation
          ----------------------

                  The directors and officers of the General Partner are remunerated by the General Partner in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of the General Partner and Administrative Fees to the General Partner. The General Partner or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of the General Partner. There are no compensation plans or arrangements relating to a change in control of either the Partnership or the General Partner.

Item 12:  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         (a)      Security Ownership of Certain Beneficial Owners:
                  -----------------------------------------------

                  As of December 31, 1998, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)      Security Ownership of Management:
                  --------------------------------

                  As of December 31, 1998, the General Partner owned 6,654.61 Units (Unit-equivalent general partnership interests), which was approximately 1% of the total Units outstanding.

         (c)      Changes in Control:
                  ------------------

                  None.

Item 13:  Certain Relationships and Related Exchange of Futures Transactions
          ------------------------------------------------------------------

         (a)      Transactions Between Merrill Lynch and the Fund
                  -----------------------------------------------

                  All of the service providers to the Fund, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of its advisory fees and Profit Share. However, none of the fees paid by the Fund to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

                  The Fund pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Fund also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Fund. MLIP controls the management of the Fund and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Fund, MLIP makes substantial profits from the Fund due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIP or any of its principals nd the Fund.

                  MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

         (b)      Certain Business Relationships:
                  ------------------------------

                  MLF, an affiliate of the General Partner, acts as the principal commodity broker for the Partnership.

                  In 1998, the Partnership expensed: (i) Brokerage Commissions of $6,159,359 to the Commodity Broker, which included $1,154,486 in consulting fees earned the Trading Advisors; and (ii) Administrative Fees of $193,861 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefit from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

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

                                     PART IV

Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

         (a)1.    Financial Statements (found in Exhibit 13.01):                                      Page
                  ---------------------------------------------

                  Independent Auditors' Report                                                           1

                  Consolidated Statements of Financial Condition as of December 31, 1998 and 1997        2

                  For the years ended December 31, 1998, 1997 and 1996:
                           Consolidated Statements of Income                                             3
                           Consolidated Statements of Changes in Partners' Capital                       4

                  Notes to Consolidated Financial Statements                                          5-14

         (a)2.    Financial Statement Schedules:
                  -----------------------------

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3.    Exhibits:
                  --------

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation                Description
------------               -----------

1.01                       Selling  Agreement among the  Partnership,  the General  Partner,  Merrill Lynch Futures
                           Inc., the Selling Agent and the Trading Advisors.

Exhibit 1.01:              Is  incorporated  herein by reference  from Exhibit 1.01 contained in Amendment No. 1 to
------------               the  Registration  Statement  (File No.  33-73914)  filed on July 14, 1994,  on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement.")

1.01(a)                    Form of  Selling  Agreement  Amendment  among  the  Partnership,  the  General  Partner,
                           Merrill Lynch Futures Inc., the Selling Agent and the Trading Advisors.

Exhibit 1.01(a):           Is incorporated herein by reference from Exhibit 1.01(a) contained in the Registrant's report on
---------------            Form 10-K for the year ended December 31, 1998.

3.01(i)                    Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(i):           Is   incorporated   herein  by  reference  from  Exhibit   3.01(ii)   contained  in  the
---------------            Registrant's Registration Statement (as Exhibit A).

3.01(ii)                   Amended and Restated Limited Partnership Agreement of the Trading Partnership.

Exhibit 3.01(ii):          Is  incorporated  herein by reference from Exhibit  3.01(ii)  contained in  Registrant's
----------------           the Registration Statement.

3.05(ii)                   Amended and Restated  Certificate of Limited Partnership of the Partnership,  dated July
                           27, 1995.

Exhibit 3.05(ii):          Is incorporated herein by reference from Exhibit 3.05(ii) contained in the Registrant's report on
----------------           Form 10-Q for the Quarter Ended June 30, 1995.

10.01(h)                   Form of Advisory  Agreement among the Partnership,  the General  Partner,  Merrill Lynch
                           Futures Inc. and each Trading Advisor.

Exhibit 10.01(h):          Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report
---------------            on Form 10-Q for the Quarter Ended June 30, 1995.

10.02                      Form of  Consulting  Agreement  between  Merrill  Lynch  Futures  Inc.  and each trading advisors.

Exhibit 10.02:             Is incorporated  herein by reference from  Exhibit 10.02  contained in the  Registrant's
-------------              Registration Statement.

10.03                      Form of Customer  Agreement  between the Trading  Partnership  and Merrill Lynch Futures
                           Inc.
Exhibit 10.03              Is  incorporated  herein by reference from Exhibit 10.03  contained in the  Registrant's
-------------              Registration Statement (as Exhibit B).

10.05                      Merrill Lynch & Co., Inc. Guarantee.

Exhibit 10.05:             Is  incorporated  herein by reference from Exhibit 10.05  contained in the  Registrant's
-------------              Registration Statement (as Exhibit B).

10.06                      Form of Subscription Agreement and Power of Attorney.

Exhibit 10.06:             Is  incorporated  herein by reference from Exhibit 10.06  contained in the  Registrant's
-------------              Registration Statement (as Exhibit D).

10.07(a)                   Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank,
                           Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and various MLIP funds.

Exhibit 10.07(a):          Is  incorporated  herein by reference from Exhibit 10.07  contained in the  Registrant's
----------------           Registration Statement (as Exhibit D).

10.07(b)                   Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment
                           Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07(b):          Is  incorporated  herein by reference from Exhibit 10.07  contained in the  Registrant's
----------------           Registration Statement.

10.08                      Investment Advisory Contract between Merrill Lynch Futures, the Partnership, the Trading Partnership and
                           MLAM.

Exhibit 10.08:             Is  incorporated  herein by reference from Exhibit 10.08  contained in the  Registrant's
-------------              Registration Statement.

10.09(a)                   Form of Advisory and Consulting  Agreement  Amendment  among the General  Partner,  each
                           Advisor, the Partnership and Merrill Lynch Futures Inc.

Exhibit 10.09(a):          Is incorporated herein by reference from Exhibit 10.09(a) contained in the Registrant's report
----------------           on Form 10-K for the year ended December 31, 1996.

10.09(b)                   Form of Amendment to the Customer Agreement among the Partnership and MLF.

Exhibit 10.09(b):          Is incorporated herein by reference from Exhibit 10.09(b) contained in the Registrant's report on
----------------           Form 10-K for the year ended December 31, 1996.
 .
13.01                      1998 Annual Report and Independent Auditors' Report.

Exhibit 13.01:             Is filed herewith.
-------------

28.01                      Prospectus of the Partnership dated January 25, 1996.

Exhibit 28.01:             Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424
-------------              under the Securities Act of 1933, Registration Statement (File No. 33-73914) on Form S-1 (effective
                           January 25, 1996).

         (b)      Report on Form 8-K:
                  ------------------

                  No reports on Form 8-K were filed during the fourth quarter of 1998.

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

                     ML PRINCIPAL PROTECTION TRADING L.P.

                     By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                          General Partner

                     By: /s/ John R. Frawley, Jr.
                     ---------------------------------------
                     John R. Frawley, Jr.
                     Chairman, Chief Executive Officer, President and Director
                      (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 25, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                           Title                                                        Date
---------                           -----                                                        ----
/s/John R. Frawley, Jr.             Chairman, Chief Executive Officer, President and Director    March 25, 1999
-----------------------             (Principal Executive Officer)
John R. Frawley, Jr.

/s/Jo Ann Di Dario                  Vice President, Chief Financial Officer and Treasurer        March 25, 1999
------------------                  (Principal Financial and Accounting Officer)
Jo Ann Di Dario

/s/Jeffrey F. Chandor               Senior Vice President, Director of Sales,                    March 25, 1999
---------------------               Marketing and Research, and Director
Jeffrey F. Chandor

/s/Allen N. Jones                   Director                                                     March 25, 1999
-----------------
Allen N. Jones


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT                    General Partner of Registrant                        March 25, 1999
   PARTNERS INC.

By/s/ John R. Frawley, Jr.
--------------------------
      John R. Frawley, Jr.

                         ML PRINCIPAL PROTECTION L.P.

                      ANNUAL REPORT FOR 1998 ON FORM 10-K

                               INDEX TO EXHIBITS
                               -----------------


                                    Exhibit
                                    -------


Exhibit 13.01                       1998 Annual Report and Independent Auditors'
                                    Report