Form 10-Q
period 1999-03-31
ML PRINCIPAL PROTECTION LP
filed 1999-05-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to __________

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                      ML PRINCIPAL PROTECTION TRADING L.P.
                            (Rule 140 Co-Registrant)
                          (Exact Name of Registrant as
                            specified in its charter)

         Delaware                                  13-3750642 (Registrant)
(State or other jurisdiction of                    13-3775509 (Co-Registrant)
incorporation or organization)                 (IRS Employer Identification No.)

                   c/o Merrill Lynch Investment Partners Inc.
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                            March 31,    December 31,
                                                              1999          1998
                                                          -----------   -----------
ASSETS
Equity in commodity futures trading accounts:
   Cash and options premiums                              $19,407,726   $20,564,400
   Net unrealized profit on open contracts                    468,302       601,178
Government Securities
   (Cost: $54,118,089 and $60,044,483)                     54,181,826    60,536,271
Cash                                                          126,351        43,497
Accrued interest                                              547,829       685,821
                                                          -----------   -----------

          TOTAL                                           $74,732,034   $82,431,167
                                                          ===========   ===========

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
   Redemptions payable                                    $ 2,660,678   $ 1,467,829
   Profit Shares payable                                       50,138       594,328
   Brokerage commissions payable                              377,584       402,923
   Administrative fees payable                                 15,569        16,960
                                                          -----------   -----------


          Total liabilities                                 3,103,969     2,482,040
                                                          -----------   -----------
Minority Interest                                             832,951       842,289
                                                          -----------   -----------

PARTNERS' CAPITAL:
   General Partners (8,859.61 and 6,654.61 Units)             961,123       735,280
   Limited Partners (645,994.2628 and 717,784.1628 Units)  69,833,991    78,371,558
                                                          -----------   -----------

     Total partners' capital                               70,795,114    79,106,838
                                                          -----------   -----------

          TOTAL                                           $74,732,034   $82,431,167
                                                          ===========   ===========


NET ASSET VALUE PER UNIT (Note 2)

 See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the three     For the three
                                                 months ended       months ended
                                                   March 31,          March 31,
                                                      1999              1998
                                                  -----------       -----------
REVENUES:
   Trading profit (loss):
   Realized                                       $   236,179       $ 1,249,237
   Change in unrealized                              (560,927)       (1,143,650)
                                                  -----------       -----------
      Total trading results                          (324,748)          105,587
                                                  -----------       -----------
   Interest income                                    960,281         1,487,049
                                                  -----------       -----------
      Total revenues                                  635,533         1,592,636
                                                  -----------       -----------

EXPENSES:
   Profit Shares                                       51,635           417,850
   Brokerage commissions                            1,187,564         1,561,580
   Administrative fees                                 48,235            44,617
                                                  -----------       -----------
      Total expenses                                1,287,434         2,024,047
                                                  -----------       -----------
LOSS BEFORE
   MINORITY INTEREST                                 (651,901)         (431,411)
                                                  -----------       -----------
   Minority interest                                    9,338            11,203
                                                  -----------       -----------
NET LOSS                                          $  (642,563)      $  (420,208)
                                                  ===========       ===========
NET LOSS PER UNIT:
   Weighted average number of units
      outstanding                                     701,717           997,147
                                                  ===========       ===========

   Weighted average net loss
   per Limited Partner
      and General Partner Unit                    $     (0.92)      $     (0.42)
                                                  ===========       ===========


 See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 1999 and 1998


                                                 Limited           General       Subscriptions
                                 Units           Partners          Partner         Receivable          Total
                              ------------    -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
   December 31, 1997          942,619.1200    $ 105,628,837    $   2,564,153    $  (6,966,305)   $ 101,226,685
   Subscriptions receivable    69,663.2600               --               --        6,966,305        6,966,305
   Net loss                             --         (411,853)          (8,355)              --         (420,208)
   Redemptions                (58,926.0400)      (6,325,525)              --               --       (6,325,525)
   Distributions                        --         (377,241)         (15,568)              --         (392,809)
                              ------------    -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
   March 31, 1998             953,356.3400    $  98,514,218    $   2,540,230    $          --    $ 101,054,448
                              ============    =============    =============    =============    =============

PARTNERS' CAPITAL
   December 31, 1998          724,438.7728    $  78,371,558    $     735,280    $          --    $  79,106,838
   Subscriptions               13,055.0000        1,305,500          234,209               --        1,539,709
   Net loss                             --         (636,676)          (5,887)              --         (642,563)
   Redemptions                (82,639.9000)      (9,057,310)              --               --       (9,057,310)
   Distributions                        --         (149,081)          (2,479)              --         (151,560)
                              ------------    -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
   March 31, 1999             654,853.8728    $  69,833,991    $     961,123    $          --    $  70,795,114
                              ============    =============    =============    =============    =============

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These consolidated financial statements have been prepared without audit. In the opinion of management, the consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of March 31, 1999 and December 31, 1998, and the results of its operations for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998 (the "Annual Report").

2.   NET ASSET VALUE PER UNIT

     For financial reporting purposes, the Partnership deducted the total organizational and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. Such deduction was allocated pro-rata among the outstanding Units of each series based upon the aggregate Net Asset Value of each series, and then equally among all Units of the same series. For all other purposes (including computing Net Asset Value for redemptions) the Partnership deducted the organizational and initial offering cost reimbursements only as actually paid. The organizational and initial offering cost reimbursement was completed in October 1997. At March 31, 1999 and December 31, 1998 the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                                                    March 31, 1999

                                     Net Asset           Number       Net Asset Value
                                       Value            of Units         per Unit
                                    -----------       ------------    ----------------
Series A Units                      $11,930,956       103,874.0000       $114.86

Series B Units                        1,304,742        11,850.0000       $110.10

Series C Units                        1,829,838        16,819.0000       $108.80

Series D Units                        6,357,419        57,341.0000       $110.87

Series E Units                        5,208,961        47,159.7800       $110.45

Series F Units                        2,731,374        25,961.0400       $105.21

Series G Units                        2,574,280        23.966.1000       $107.41

Series H Units                        1,921,484        17,885.7250       $107.43

Series K Units                        6,710,679        61,843.0000       $108.51

Series L Units                        8,177,815        77,338.0000       $105.74

Series M Units                        8,827,452        82,303.5600       $107.26

Series N Units                        3,354,999        32,451.4250       $103.38

Series O Units                        7,122,677        68,674.2420       $103.72

Series P Units                          649,255         6,134.0000       $105.85

Series Q Units                          802,267         8,198.0008       $ 97.86

Series R Units                        1,290,916        13,055.0000       $ 98.88
                                    -----------       ------------
Totals                              $70,795,114       654,853.8728
                                    ============      ============

                                            December 31, 1998

                                                         Number         Net Asset
                                 Net Asset Value        of Units      Value per Unit
                                 ---------------        --------      --------------
Series A Units                      $12,718,104       109,886.0000       $115.74

Series B Units                        1,498,896        13,150.0000        113.98

Series C Units                        2,145,087        19,694.0000        108.92

Series D Units                        6,658,019        59,742.0000        111.45

Series E Units                        6,063,352        54,556.5800        111.14

Series F Units                        3,285,111        30,152.6400        108.95

Series G Units                        2,854,082        26,507.1000        107.67

Series H Units                        2,185,925        20,275.7250        107.81

Series K Units                        7,063,107        64,436.0000        109.61

Series L Units                        9,686,313        90,690.0000        106.81

Series M Units                       10,476,381        96,696.0600        108.34

Series N Units                        5,800,784        55,546.4250        104.43

Series O Units                        7,205,406        68,774.2420        104.77

Series P Units                          655,841         6,134.0000        106.92

Series Q Units                          810,430         8,198.0008         98.86
                                    -----------       ------------

Totals                              $79,106,838       724,438.7728
                                    ===========       ============

3.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit on Units issued prior to July 16, 1996. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after July 16, 1996. As of March 31, 1999, the Partnership has made the following distributions:


                                    Distribution       Fixed-Rate      Discretionary
    Series                              Date          Distribution     Distribution
    ------                          ------------      ------------     ------------
1999
   Series B                             1/1/99         $   3.50         $     --
   Series F                             1/1/99             3.50               --

1998
   Series A                            10/1/98         $   3.50         $     --
   Series B                             1/1/98             3.50             1.50
   Series C                             4/1/98             3.50               --
   Series D                             7/1/98             3.50               --
   Series E                            10/1/98             3.50               --
   Series F                             1/1/98             3.50             1.25
   Series G                             4/1/98             3.50               --
   Series H                             7/1/98             3.50               --

1997
   Series A                            10/1/97         $   3.50         $     --
   Series B                             1/1/97             3.50             3.00
   Series C                             4/1/97             3.50             4.00
   Series D                             7/1/97             3.50             1.00
   Series E                            10/1/97             3.50             2.00
   Series F                             1/1/97             3.50             2.50
   Series G                             4/1/97             3.50             3.50
   Series H                             7/1/97             3.50             2.50

1996
   Series A                            10/1/96         $   3.50         $   2.50
   Series B                             1/1/96             3.50             2.50
   Series C                             4/1/96             3.50               --
   Series D                             7/1/96             3.50               --
   Series E                            10/1/96             3.50               --

1995
   Series A                            10/1/95         $   3.50         $   2.50

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

     SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics (1) one or more underlyings, notional amounts or payment provisions (2) requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors (3) terms require or permit net settlement. Generally, derivatives include a future, forward, swap or option contract, or other financial instrument with similar characteristics such as caps, floors and collars.

     Market Risk

     Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Trading Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Trading Partnership, as well as the volatility and liquidity in the markets in which such derivative instruments are traded.

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets invested in the Trading Partnership with respect to each Series of Units, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

     One important aspect of the General Partner's risk controls is its adjustments to the leverage at which the Units trade. If MLIP makes a leverage adjustment to any Series issued after May 1, 1997, a corresponding adjustment is made to the leverage used by all such Series. For Series issued prior to May 1, 1997, adjustments to leverage may be made individually by Series. By controlling the percentage of assets invested in the Trading Partnership, the General Partner can directly affect the market exposure of the Partnership. Leverage control is the principal means by which the General Partner hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit of each Series will equal no less than $100 as of the Principal Assurance Date for such Series.

     Credit Risk

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

     The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit included on the Consolidated Statements of Financial Condition.

     The Partnership has credit risk in respect of its counterparties and brokers, but attempts to control this risk by dealing almost exclusively with Merrill Lynch entities as counterparties and brokers.

5.   SUBSEQUENT EVENTS

     On April 1, 1999, distributions were announced for Series C Units and Series G Units. Series C Unitholders and Series G Unitholders received an annual fixed rate distribution equal to $3.50 per Unit. No discretionary distribution was paid.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                  --------------------------------------------
                              Jan.          Feb.        Mar.
                  --------------------------------------------
                  1998     $113.84(a)    $113.25(a)  $113.37(a)
                  --------------------------------------------
                  1999     $114.49(b)    $115.36(b)  $114.86(b)
                  --------------------------------------------

(a) After reduction for a $6.00 per Series A Unit distribution declared on October 1, 1995, a $6.00 per Series A Unit distribution declared on October 1, 1996, and a $3.50 per Series A Unit distribution declared on October 1, 1997.

(b) After reduction for a $3.50 per Series A Unit distribution declared on October 1, 1998 and the distributions described in (a), resulting in a total distribution of $19.00 inception to date.

As of July 1, 1996, the Fund changed its name to ML Principal Protection L.P. Such change was due to the General Partner restructuring the continuous offerings to be sold without a guaranteed annual fixed-rate distribution or a discretionary distribution as previously offered under ML Principal Protection Plus L.P.

Performance Summary

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

January 1, 1999 to March 31, 1999

     The Fund profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

     Agricultural trading was also profitable overall, as gains in live hogs and live cattle offset losses in corn positions. Hog prices plummeted due to a glut of hogs in the market. At the beginning of the quarter, the corn market continued to struggle despite a stretch of solid export business. The market's negative sentiment was deepened by ongoing favorable weather in South America which continued through February, even though there was a sharp reduction in Argentina's planted area. Lack of enthusiasm for new crop and less than spectacular demand continued to depress the corn market throughout the quarter.

     The Fund suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

     Stock index trading was also unprofitable, as losses were sustained in Hang Seng and CAC40 positions. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index.

     Interest rate trading proved unprofitable for the Fund as well, as losses in Japanese 10-year government bonds offset gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

     Losses in aluminum overshadowed slight gains in gold and copper during the first quarter. In January, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a 5-year low and copper fell to nearly an 11-year low. Major surpluses in both metals were expected, keeping prices down, and there was no supply side response to weak demand and lower prices. However, the end of March showed copper and aluminum leading a surge in base metals as prices recovered from multi-year lows. In precious metals, gold failed to sustain a rally, and gold's role as a flight to safety vehicle has clearly been greatly diminished as has its role as a monetary asset.

THE YEAR 2000 COMPUTER ISSUE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the Partnership's 1998 Form 10-K. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 efforts, as described in the Partnership's 1998 Form 10-K, was approximately 99.7% completed as of April 16, 1999, and production testing was approximately 99.1% completed as of that date. In March and April 1999, Merrill Lynch continued its participation in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. The failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of March 26, 1999, the total estimated expenditures for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $157 million remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 1999 and December 31, 1998, and the average of the three months for January 1999 through March 1999. As of March 31, 1999 and December 31, 1998, the Fund's total capitalization was approximately $70 million and $79 million with approximately 80% and 84%, respectively, allocated to trading.

                             March 31, 1999                    December 31, 1998
                        -----------------------------   -----------------------------
                                         % OF TOTAL                      % OF TOTAL
MARKET SECTOR           VALUE AT RISK  CAPITALIZATION   VALUE AT RISK  CAPITALIZATION
-------------           -------------  --------------   -------------  --------------
Interest Rates            $ 1,587,693        2.24%       $   567,386       .71%
Currencies                  1,140,967        1.61          1,050,731      1.33
Stock Indices                 656,620         .93            283,117       .36
Metals                        418,368         .59            315,100       .40
Commodities                   319,837         .45            280,302       .35
Energy                        342,652         .49            226,400       .29
                        -------------  --------------    ------------  -------------
                          $ 4,466,137        6.31%       $ 2,723,036      3.44%
                        =============  ==============    ============  =============

                                                         Average Month-end
                                                          For the period
                                                  January 1999 through March 1999
                                             --------------------------------------------
                                                                             % OF TOTAL
MARKET SECTOR                                   VALUE AT RISK              CAPITALIZATION
-------------                                   -------------              --------------
Interest Rates                                    $ 7,774,877                   10.36%
Currencies                                          1,112,297                    1.48
Stock Indices                                         664,069                     .89
Metals                                                542,977                     .72
Commodities                                           453,659                     .61
Energy                                                337,050                     .45
                                                -------------              --------------
                                                  $10,884,929                   14.51%
                                                =============              ==============

          MLAM's Cash Management

         MLAM invests approximately 75% of the Fund's assets in Government Securities. As of March 31, 1999 and December 31, 1998, the Fund's MLAM account totaled approximately $54 million and $61 million, respectively.

         As of March 31, 1999, the Fund's MLAM account held the following Government Securities:


  Par Value                     Description                      Rate              Maturity Date                     Fair Value
 ----------                    ------------                     -----              -------------                     ----------

Long-Term
---------
    2,000,000 U.S. Treasury Note                                5.500%        March 31, 2000                         $   2,010,366
    2,500,000 U.S. Treasury Note                                6.375%        May 15, 2000                               2,555,615
    1,000,000 U.S. Treasury Note                                6.000%        August 15, 2000                            1,013,043
    3,000,000 U.S. Treasury Note                                4.500%        September 15, 2000                         2,978,375
    3,000,000 U.S. Treasury Note                                5.750%        November 15, 2000                          3,036,702
    2,000,000 U.S. Treasury Note                                4.625%        November 30, 2000                          1,987,885
    2,000,000 U.S. Treasury Note                                5.625%        November 30, 2000                          2,032,216
    5,000,000 U.S. Federal Mortgage Association                 4.820%        December 18, 2000                          4,965,950
    5,000,000 U.S. Federal Mortgage Association                 5.720%        January 9, 2001                            5,048,925
    3,000,000 U.S. Federal Mortgage Association                 5.420%        January 23, 2001                           3,001,142
    3,000,000 U.S. Treasury Note                                4.500%        January 31, 2001                           2,972,777
    9,000,000 U.S. Treasury Note                                5.375%        February 15, 2001                          9,059,121
    1,000,000 U.S. Treasury Note                                5.750%        April 30, 2003                             1,021,012
    1,000,000 U.S. Treasury Note                                5.250%        August 15, 2003                            1,005,190
                                                                                                                   ---------------

                                                                                                      Subtotal       $  42,688,319
                                                                                                                   ----------------
              Short-Term
              ----------

    3,195,000 Federal Home Loan Mortgage Corporation            4.790%        April 14, 1999                         $   3,182,128
    8,345,000 Federal Home Loan Mortgage Corporation            4.790%        April 14, 1999                             8,311,379
                                                                                                                   ----------------

                                                                                                      Subtotal       $  11,493,507
                                                                                                                   ----------------

                                                                                                      Total          $ 54,181,826
                                                                                                                   ================


         As of December 31, 1998, the Fund's MLAM account held the following Government Securities:

                                                                                                                        Total
  Par Value                     Description                      Rate              Maturity Date                     Fair Value
 ----------                    ------------                     -----              -------------                     ----------
              Long-Term
              ---------
    3,000,000 U.S. Treasury Note                                5.500%        February 29, 2000                      $   3,028,594
    1,000,000 U.S. Treasury Note                                6.375%        May 15, 2000                               1,022,344
    1,000,000 U.S. Treasury Note                                6.000%        August 15, 2000                            1,020,781
    1,000,000 U.S. Treasury Note                                5.750%        November 15, 2000                          1,019,531
    1,000,000 U.S. Treasury Note                                5.625%        November 30, 2000                          1,017,967
    1,500,000 U.S. Treasury Note                                5.625%        December 31, 1999                          1,514,648
    5,000,000 U.S. Treasury Note                                5.500%        March 31, 2000                             5,050,000
    5,000,000 U.S. Treasury Note                                6.375%        May 15, 2000                               5,111,719
    2,000,000 U.S. Treasury Note                                4.500%        September 30, 2000                         1,995,938
    2,000,000 U.S. Treasury Note                                5.750%        November 15, 2000                          2,039,063
    2,000,000 U.S. Treasury Note                                5.625%        November 30, 2000                          2,035,938
    5,000,000 U.S. Treasury Note                                5.375%        February 15, 2001                          5,078,125
    1,000,000 U.S. Treasury Note                                5.750%        April 30, 2003                             1,041,094
    1,000,000 U.S. Treasury Note                                5.250%        August 15, 2003                            1,025,625
    1,000,000 Federal National Mortgage Association             4.820%        December 18, 2000                            998,672
    2,000,000 Federal National Mortgage Association             5.720%        January 9, 2001                            2,027,960
    4,000,000 Federal National Mortgage Association             4.820%        December 18, 2000                          3,994,688
    3,000,000 Federal National Mortgage Association             5.720%        January 9, 2001                            3,041,939
    3,000,000 Federal National Mortgage Association             5.420%        January 23, 2001                           3,025,200
                                                                                                                   ---------------

                                                                                                      Subtotal       $  45,089,826
                                                                                                                   ----------------
              Short-Term
              ----------

    3,000,000 U.S. Treasury Note                                5.625%        December 31, 1999                      $   3,029,297
    3,651,000 Federal Home Loan Mortgage Corporation            5.090%        January 8, 1999                            3,646,984
    4,430,000 Federal Home Loan Mortgage Corporation            5.090%        January 8, 1999                            4,425,127
    4,352,000 Federal Home Loan Mortgage Corporation            5.100%        January 11, 1999                           4,345,037
                                                                                                                   ----------------

                                                                                                      Subtotal       $  15,446,445
                                                                                                                   ----------------

                                                                                                      Total           $ 60,536,271
                                                                                                                   ================

                          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d) The Fund has units registered with an aggregate price of $462,114,000. The Fund has sold units with an aggregate price of $162,932,895.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

               (a)  Exhibits

          There are no exhibits required to be filed with this report.

               (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 1999.

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



                                    ML PRINCIPAL PROTECTION L.P.
                                    (formerly ML Principal Protection Plus L.P.)


                                    By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                (General Partner)




Date:  May 11, 1999                 By /s/ JOHN  R. FRAWLEY, JR.
                                       -----------------------------------------
                                           John R. Frawley, Jr.
                                           Chairman, Chief Executive Officer,
                                           President and Director


Date:  May 11, 1999                 By /s/ MICHAEL L. PUNGELLO
                                       -----------------------------------------
                                           Michael L. Pungello
                                           Vice President, Chief Financial
                                           Officer and Treasurer