Form 10-Q
period 1999-06-30
ML PRINCIPAL PROTECTION LP
filed 1999-08-12
CIK 917259

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1999

                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from           to
                               ----------  ---------

Commission File Number  0-25000

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

                  c/o Merrill Lynch Investment Partners Inc.
                          Princeton Corporate Campus
                      800 Scudders Mill Road - Section 2G
                         Plainsboro, New Jersey 08536
                         ----------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 609-282-6996
                ---------------------------------------------
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

                         PART I- FINANCIAL INFORMATION

Item 1.   Financial Statements

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                                            June 30,          December 31,
                                                                              1999                1998
                                                                        -----------------   -----------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premiums                                              $ 14,210,931        $ 20,564,400
    Net unrealized profit on open contracts                                     549,425             601,178
Government Securities
    (Cost: $50,252,435 and $60,044,483, respectively)                        49,972,082          60,536,271
Cash                                                                              2,483              43,497
Accrued interest                                                                679,728             685,821
                                                                       -----------------   -----------------

                TOTAL                                                      $ 65,414,649        $ 82,431,167
                                                                       =================   =================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                                    $  1,164,309        $  1,467,829
    Profit Shares payable                                                       222,229             594,328
    Brokerage commissions payable                                               349,996             402,923
    Administrative fees payable                                                  13,629              16,960
                                                                       -----------------   -----------------

            Total liabilities                                                 1,750,163           2,482,040
                                                                       -----------------   -----------------

Minority Interest                                                               841,751             842,289
                                                                       -----------------   -----------------

PARTNERS' CAPITAL:
General Partners (9,168.61 and 6,654.61 Units)                                1,000,302             735,280
Limited Partners (567,098.8627 and 717,784.1628 Units)                       61,822,433          78,371,558
                                                                       -----------------   -----------------

           Total partners' capital                                           62,822,735          79,106,838
                                                                       -----------------   -----------------

             TOTAL                                                         $ 65,414,649        $ 82,431,167
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

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                      (a Delaware limited partnership)
                      --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                            For the three    For the three     For the six      For the six
                                             months ended     months ended     months ended     months ended
                                               June 30,         June 30,         June 30,         June 30,
                                                 1999             1998             1999            1998
                                           ---------------  ---------------   --------------   -------------
REVENUES:
    Trading profit (loss):
    Realized                                  $ 1,387,708        $ 347,507      $ 1,623,887     $ 1,596,744
    Change in unrealized                         (223,764)      (1,794,976)        (784,691)     (2,938,626)
                                           ---------------  ---------------   --------------   -------------

            Total trading results               1,163,944       (1,447,469)         839,196      (1,341,882)
                                           ---------------  ---------------   --------------   -------------

     Interest income                              857,436        1,483,007        1,817,717       2,970,056
                                           ---------------  ---------------   --------------   -------------

            Total revenues                      2,021,380           35,538        2,656,913       1,628,174
                                           ---------------  ---------------   --------------   -------------

EXPENSES:
    Profit Shares                                 192,253          286,419          243,888         704,269
    Brokerage commissions                       1,060,157        1,693,272        2,247,721       3,254,852
    Administrative fees                            42,863           48,379           91,098          92,996
                                           ---------------  ---------------   --------------   -------------

            Total expenses                      1,295,273        2,028,070        2,582,707       4,052,117
                                           ---------------  ---------------   --------------   -------------

INCOME (LOSS) BEFORE
    MINORITY INTEREST                             726,107       (1,992,532)          74,206      (2,423,943)
                                           ---------------  ---------------   --------------   -------------

    Minority interest                              (8,800)          27,002              538          38,205
                                           ---------------  ---------------   --------------   -------------

NET INCOME (LOSS)                               $ 717,307     $ (1,965,530)        $ 74,744    $ (2,385,738)
                                           ===============  ===============   ==============   =============


NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                               618,439        1,029,734          660,078       1,013,441
                                           ===============  ===============   ==============  ==============

    Weighted average net income (loss)
     per Limited Partner
     and General Partner Unit                      $ 1.16          $ (1.91)          $ 0.11         $ (2.35)
                                           ===============  ===============   ==============  ==============

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                        (a Delaware limited partnership
                        -------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           -------------------------------------------------------
               For the six months ended June 30, 1999 and 1998
               ------------------------------------------------

                                                           Limited           General       Subscriptions
                                           Units           Partners          Partner         Receivable           Total
                                       --------------   ---------------   -------------   ----------------   ---------------
PARTNERS' CAPITAL,
  December 31, 1997                     942,619.1200    $  105,628,837    $  2,564,153    $ (6,966,305)      $ 101,226,685

Subscriptions                           130,030.4900        13,003,049            -               -             13,003,049

Subscriptions receivable                 69,663.2600            -                 -          6,966,305           6,966,305

Distributions                               -                 (661,354)        (22,156)          -                (683,510)

Net Loss                                    -               (2,351,043)        (34,695)          -              (2,385,738)

Redemptions                            (183,846.0100)      (17,711,435)     (1,807,847)          -             (19,519,282)
                                       --------------   ---------------   -------------   ----------------   ---------------

PARTNERS' CAPITAL,
  June 30, 1998                         958,466.8600    $   97,908,054    $    699,455    $      -           $   98,607,509
                                       ==============   ===============   =============   ================   ===============

PARTNERS' CAPITAL,
  December 31, 1998                     724,438.7728    $   78,371,558    $    735,280           -             $ 79,106,838

Subscriptions                            15,735.7999         1,307,406         266,194           -                1,573,600

Distributions                               -                 (288,968)         (5,339)          -                 (294,307)

Net Income                                  -                   70,577           4,167           -                   74,744

Redemptions                            (163,907.1000)      (17,638,140)          -               -              (17,638,140)
                                       --------------   ---------------   -------------   ----------------   ---------------

PARTNERS' CAPITAL,
  June 30, 1999                         576,267.4727    $   61,822,433    $  1,000,302    $      -           $   62,822,735
                                       ==============   ===============   =============   ================   ===============

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                       --------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of June 30, 1999 and December 31, 1998, and the results of its operations for the three and six-month periods ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.  NET ASSET VALUE PER UNIT

    For financial reporting purposes, the Partnership deducted the total organizational and initial offering costs payable to the General Partner at inception for purposes of determining Net Asset Value. Such deduction was allocated pro-rata among the outstanding Units of each series based upon the aggregate Net Asset Value of each series, and then equally among all Units of the same series. For all other purposes (including computing Net Asset Value for redemptions) the Partnership deducted the organizational and initial offering cost reimbursements only as actually paid. The organizational and initial offering cost reimbursement was completed in October 1997. At June 30, 1999 and December 31, 1998, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                                       June 30, 1999

                       Net Asset            Number          Net Asset Value
                         Value             of Units             per Unit
                   -----------------  ------------------    ---------------

Series A Units      $     10,587,247         91,271.0000            $116.00

Series B Units             1,074,981          9,669.0000             111.18

Series C Units             1,460,736         13,745.0000             106.27

Series D Units             5,497,940         49,106.0000             111.96

Series E Units             4,391,231         39,361.1800             111.56

Series F Units             2,655,343         24,996.0400             106.23

Series G Units             2,418,559         23,049.6000             104.93

Series H Units             1,785,149         16,450.4750             108.52
                                      .
Series K Units             6,317,579         57,593.0000             109.69

Series L Units             7,830,262         73,254.0000             106.89

Series M Units             8,544,507         78,804.5100             108.43

Series N Units             2,669,645         25,541.4250             104.52

Series O Units             4,619,331         44,059.2419             104.84

Series P Units               609,187          5,694.0000             106.99

Series Q Units               811,039          8,198.0008              98.93

Series R Units             1,279,508         12,794.0000             100.01

Series S Units               270,491          2,681.0000             100.89
                   -----------------  ------------------

Totals              $     62,822,735        576,267.4727
                   =================  ==================

                                December 31, 1998

                    Net Asset Value          Number              Net Asset
                                            of Units           Value per Unit
                  -------------------  -------------------    ---------------

Series A Units           $ 12,718,104         109,886.0000           $115.74

Series B Units              1,498,896          13,150.0000            113.98

Series C Units              2,145,087          19,694.0000            108.92

Series D Units              6,658,019          59,742.0000            111.45

Series E Units              6,063,352          54,556.5800            111.14

Series F Units              3,285,111          30,152.6400            108.95

Series G Units              2,854,082          26,507.1000            107.67

Series H Units              2,185,925          20,275.7250            107.81

Series K Units              7,063,107          64,436.0000            109.61

Series L Units              9,686,313          90,690.0000            106.81

Series M Units             10,476,381          96,696.0600            108.34

Series N Units              5,800,784          55,546.4250            104.43

Series O Units              7,205,406          68,774.2420            104.77

Series P Units                655,841           6,134.0000            106.92

Series Q Units                810,430           8,198.0008             98.86
                  -------------------  -------------------

Totals                   $ 79,106,838         724,438.7728
                  ===================  ===================

3.  ANNUAL DISTRIBUTIONS

    The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit on Units issued prior to July 16, 1996. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after July 16, 1996. As of June 30, 1999, the Partnership has made the following distributions:


             Series      Distribution      Fixed-Rate        Discretionary
                             Date         Distribution       Distribution
          ----------     ------------     ------------       -------------
     1999
----------
           Series B           1/1/99           $ 3.50              -
           Series C           4/1/99             3.50              -
           Series F           1/1/99             3.50              -
           Series G           4/1/99             3.50              -

     1998
----------
           Series A          10/1/98           $ 3.50              -
           Series B           1/1/98             3.50         $  1.50
           Series C           4/1/98             3.50               -
           Series D           7/1/98             3.50               -
           Series E          10/1/98             3.50               -
           Series F           1/1/98             3.50            1.25
           Series G           4/1/98             3.50               -
           Series H           7/1/98             3.50               -

     1997
----------
           Series A          10/1/97           $ 3.50         $     -
           Series B           1/1/97             3.50            3.00
           Series C           4/1/97             3.50            4.00
           Series D           7/1/97             3.50            1.00
           Series E          10/1/97             3.50            2.00
           Series F           1/1/97             3.50            2.50
           Series G           4/1/97             3.50            3.50
           Series H           7/1/97             3.50            2.50

     1996
----------
           Series A          10/1/96           $ 3.50         $  2.50
           Series B           1/1/96             3.50            2.50
           Series C           4/1/96             3.50               -
           Series D           7/1/96             3.50               -
           Series E          10/1/96             3.50               -

     1995
----------
           Series A          10/1/95           $ 3.50         $  2.50

4.  FAIR VALUE AND OFF-BALANCE SHEET RISK

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, however, the Fund has adopted the Statement effective January 1, 1999. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the application of the provisions of such statement has a significant effect on the financial statements.

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

    Market Risk
    -----------

    Derivative instruments involve varying degrees of off-balance sheet market risk, and changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Trading Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Trading Partnership, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

    The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership adjusting the percentage of the Partnership's invested in the Trading Partnership with respect to each Series or Units, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

    One important aspect of the General Partner's risk controls is its adjustments to the leverage at which the Units trades. If MLIP makes a leverage adjustment to any Series issued after May 1, 1997, a corresponding adjustment is made to the leverage used by all such Series. For series issued prior to May 1, 1997, adjustments to leverage may be made individually by Series. By controlling the percentage of assets invested in the Trading Partnership, the General Partner can directly affect the market exposure of the Partnership. Leverage control is the principal means by which the General Partner hopes to be able to ensure that Merrill Lynch is never required to make any payments. Under its guarantee that the Net Asset value per Unit of each Series will equal no less than $100 as of the Principal Assurance Date for such Series.

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



5.  SUBSEQUENT EVENTS

    On July 1, 1999 distributions were announced with respect to Series D Units and Series H Units. Series D Units and Series H Units received an annual fixed rate distribution equal to $3.50 per Unit as well as a discretionary distribution equal to $1.00 per Unit.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

----------------------------------------------------------------------------------------------------
          Jan.            Feb.            Mar.            Apr.            May            Jun.
----------------------------------------------------------------------------------------------------
 1998    $113.84 (a)     $113.25 (a)     $113.37 (a)     $111.46 (a)     $112.48 (a)    $111.69 (a)
----------------------------------------------------------------------------------------------------
 1999    $115.39 (b)     $115.86 (b)     $114.86 (b)     $116.14 (b)     $114.75 (b)    $116.00 (b)
----------------------------------------------------------------------------------------------------

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


Performance Summary

January 1, 1998 to June 30, 1998
--------------------------------

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

January 1, 1999 to June 30, 1999
--------------------------------

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

April 1, 1999 to June 30, 1999

The Fund profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock index trading also resulted in gains overall for the quarter, as positions in the Hang Seng, Nikkei 225 and Topix Indices all generated profits when equity markets rallied worldwide in April and June.

The energy sector was profitable as positions in crude oil and natural gas offset losses in gasoil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Trading in the agricultural markets resulted in losses for the Fund. Gains from live cattle positions were offset by losses from short corn and hog positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with negative supply/demand balances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

Currency trading also resulted in losses for the Fund. Gains in Euro trading were offset by losses sustained in the British pound and short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998. It has been in a corrective mode since early May, but unlike past years has retained much of its gain.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost much of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand receded with virtually no supply side response.

Year 2000 Compliance

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

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the Partnership's 1998 Form 10-K, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.

As of June 25, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately 80% remains to be spent, primarily on continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with remediation efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such remediation efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 1999 and December 31, 1998, and the average of the three and six month period ending June 30, 1999. As of June 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $62 million and $79 million, respectively, allocated to trading.

                                     June 30, 1999                                December 31, 1998
                        ----------------------------------------       ------------------------------------------
                                                  % OF TOTAL                                  % OF TOTAL
MARKET SECTOR           VALUE AT RISK             CAPITALIZATION       VALUE AT RISK               CAPITALIZATION
                        -------------             --------------       -------------          -------------------
----------------
Interest Rates            $ 1,400,596                     2.24%          $   567,386                        0.71%
Currencies                    982,848                     1.57             1,050,731                        1.33
Stock Indices               1,831,362                     2.93               283,117                        0.36
Metals                        400,363                     0.64               315,100                        0.40
Commodities                   255,371                     0.41               280,302                        0.35
Energy                        353,200                     0.56               226,400                        0.29
                        --------------             -----------     -----------------                ------------
                          $ 5,223,740                     8.35%          $ 2,723,036                        3.44%
                        ==============             ===========     =================                ============

                                 Average month-end                                      Average month-end
                                   For the Period                                         For the Period
                             April 1999 through June 1999                           January 1999 through June 1999
                        -------------------------------------------            --------------------------------------------
                                                     % OF TOTAL                                             % OF TOTAL
MARKET SECTOR           VALUE AT RISK              CAPITALIZATION              VALUE AT RISK               CAPITALIZATION
                        -------------              --------------              -------------               --------------
----------------
Interest Rates           $  1,970,005                    3.07%                  $  4,872,441                         7.11%
Currencies                  1,372,180                    2.14                      1,242,238                         1.81
Stock Indices               1,049,353                    1.64                        856,711                         1.25
Metals                        454,954                    0.71                        498,965                         0.73
Commodities                   361,422                    0.56                        407,540                         0.60
Energy                        366,300                    0.57                        351,675                         0.51
                        --------------             -----------             -----------------                 ------------
                         $  5,574,214                    8.69%                    $8,229,570                        12.01%
                        ==============             ===========             =================                 ============

MLAM'S Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of June 30, 1999 and December 31, 1998, the Fund's MLAM account totalled approximately $50 million and $61 million, respectively.

As of June 30, 1999, the Fund's MLAM account held the following securities:

Par Value          Description                                 Rate          Maturity Date           Fair Value
-----------------  ------------------------------------------  ------------- ----------------------- ------------------

Long-Term
-----------------
       5,000,000   Federal National Mortgage Association             5.720%  January 9, 2001              $  5,056,530
       4,000,000   Federal National Mortgage Association             5.625%  March 15, 2001                  4,028,000
       3,000,000   Federal National Mortgage Association             5.375%  March 15, 2002                  2,947,500
       3,000,000   U.S. Treasury Note                                4.500%  September 30, 2000              2,967,656
       2,000,000   U.S. Treasury Note                                5.750%  November 15, 2000               2,000,938
       2,000,000   U.S. Treasury Note                                5.625%  November 30, 2000               2,005,312
       9,000,000   U.S. Treasury Note                                5.375%  February 15, 2001               8,969,531
       1,000,000   U.S. Treasury Note                                5.750%  April 30, 2003                  1,001,562
       1,000,000   U.S. Treasury Note                                5.250%  August 15, 2003                   983,281
       1,000,000   U.S. Treasury Note                                6.000%  August 15, 2000                   991,562
       1,500,000   U.S. Treasury Note                                4.625%  November 30, 2000               1,483,828
       2,000,000   U.S. Treasury Note                                4.500%  January 31, 2001                1,971,250
                                                                                                     ------------------

                                                                                                 Subtotal   34,406,950
                                                                                                     ------------------
Short-Term
-----------------

       2,530,000   Federal National Mortgage Association             0.000%  July 20, 1999                   2,517,059
       9,580,000   Federal Home Loan Mortgage Corp.                  0.000%  July 9, 1999                    9,536,351
       1,000,000   U.S. Treasury Note                                5.500%  March 31, 2000                    988,987
       2,500,000   U.S. Treasury Note                                6.375%  May 15, 2000                    2,522,735
                                                                                                     ------------------
                                                                                                 Subtotal   15,565,132
                                                                                                     ------------------

                                                                     Total Government Securities          $ 49,972,082
                                                                                                     ==================

As of December 31, 1998, the Fund's MLAM account held the following securities:



Par Value          Description                                 Rate          Maturity Date           Fair Value
-----------------  ------------------------------------------  ------------- ----------------------- ------------------

Long-Term
-----------------
       3,000,000   U.S. Treasury Note                                5.500%  February 29, 2000             $ 3,028,594
       1,000,000   U.S. Treasury Note                                6.375%  May 15, 2000                    1,022,344
       1,000,000   U.S. Treasury Note                                6.000%  August 15, 2000                 1,020,781
       1,000,000   U.S. Treasury Note                                5.750%  November 15, 2000               1,019,531
       1,000,000   U.S. Treasury Note                                5.625%  November 30, 2000               1,017,967
       1,500,000   U.S. Treasury Note                                5.625%  December 31, 1999               1,514,648
       5,000,000   U.S. Treasury Note                                5.500%  March 31, 2000                  5,050,000
       5,000,000   U.S. Treasury Note                                6.375%  May 15, 2000                    5,111,719
       2,000,000   U.S. Treasury Note                                4.500%  September 30, 1999              1,995,938
       2,000,000   U.S. Treasury Note                                5.750%  November 15, 2000               2,039,063
       2,000,000   U.S. Treasury Note                                5.625%  November 30, 2000               2,035,938
       5,000,000   U.S. Treasury Note                                5.375%  February 15, 2001               5,078,125
       1,000,000   U.S. Treasury Note                                5.750%  April 30, 2003                  1,041,094
       1,000,000   U.S. Treasury Note                                5.250%  August 15, 2003                 1,025,625
       1,000,000   Federal National Mortgage Association             4.820%  December 18, 2000                 998,672
       2,000,000   Federal National Mortgage Association             5.720%  January 9, 2001                 2,027,960
       4,000,000   Federal National Mortgage Association             4.820%  December 18, 2000               3,994,688
       3,000,000   Federal National Mortgage Association             5.720%  January 9, 2001                 3,041,939
       3,000,000   Federal National Mortgage Association             5.420%  January 23, 2001                3,025,200
                                                                                                  --------------------
                                                                                                  Subtotal  45,089,826
                                                                                                  --------------------
Short-Term
-----------------

       3,000,000   U.S. Treasury Note                                5.625%  December 31, 1999               3,029,297
       3,651,000   Federal National Mortgage Association             5.090%  January 8, 1999                 3,646,984
       4,430,000   Federal National Mortgage Association             5.090%  January 8, 1999                 4,425,127
       4,352,000   Federal National Mortgage Association             5.100%  January 11, 1999                4,345,037
                                                                                                  --------------------
                                                                                                  Subtotal  15,446,445
                                                                                                  --------------------

                                                                     Total Government Securities          $ 60,536,271
                                                                                                     ==================

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.  Changes in Securities and Use of Proceeds

         (a) None.
         (b) None.
         (c) None.
         (d) The Fund has units registered with an aggregate price of $462,114,000. Through June 30, 1999, the Fund has sold units with an aggregate price of $164,190,851.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits

         There are no exhibits required to be filed with this report.

          (b)  Reports on Form 8-K

         There were no reports on Form 8-K filed during the first six months of fiscal 1999.

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



                                 ML PRINCIPAL PROTECTION L.P.
                                 ----------------------------
                                 (formerly ML Principal Protection Plus L.P.)



                            By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                        (General Partner)



Date:  August 10, 1999      By /s/ JOHN  R. FRAWLEY, JR.
                               -------------------------
                               John R. Frawley, Jr.
                               Chairman, Chief Executive Officer,
                               President and Director

Date:  August 10, 1999      By /s/ MICHAEL L. PUNGELLO
                               -----------------------
                               Michael L. Pungello
                               Vice President, Chief Financial Officer
                               and Treasurer