Form 10-Q
period 1999-09-30
ML PRINCIPAL PROTECTION LP
filed 1999-11-12
CIK 917259

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------

               OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

                                 609-282-6996
                ----------------------------------------------
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No ___
                                               ---

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                ----------------------------------------------

                                                               September 30,       December 31,
                                                                   1999                1998
                                                               -------------      -------------
ASSETS
------
Equity in commodity futures trading accounts:
  Cash and options premiums                                    $   6,056,821      $  20,564,400
  Net unrealized profit on open contracts                            820,217            601,178
Government Securities
  (Cost: $49,574,060 and $60,044,483, respectively)               49,314,477         60,536,271
Cash                                                                   1,821             43,497
Accrued interest                                                     378,926            685,821
                                                               -------------      -------------
        TOTAL                                                  $  56,572,262      $  82,431,167
                                                               =============      =============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
  Redemptions payable                                          $   3,845,724      $   1,467,829
  Profit Shares payable                                               90,724            594,328
  Brokerage commissions payable                                      300,510            402,923
  Administrative fees payable                                         11,786             16,960
                                                               -------------      -------------
     Total liabilities                                             4,248,744          2,482,040
                                                               -------------      -------------
Minority Interest                                                    832,753            842,289
                                                               -------------      -------------
PARTNERS' CAPITAL:
  General Partners (9,497.04 and 6,654.61 Units)                   1,021,855            735,280
  Limited Partners (468,278.0918 and 717,784.1628 Units)          50,468,910         78,371,558
                                                               -------------      -------------
     Total partners' capital                                      51,490,765         79,106,838
                                                               -------------      -------------
        TOTAL                                                  $  56,572,262      $  82,431,167
                                                               =============      =============

NET ASSET VALUE PER UNIT (Note 2)

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P
                          ---------------------------
                       (a Delaware limited partnership)
                       --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

                                        For the three        For the three          For the nine        For the nine
                                        months ended         months ended           months ended        months ended
                                        September 30,        September 30,          September 30,       September 30,
                                            1999                 1998                    1999               1998
                                        -------------        --------------         ------------       --------------
REVENUES:
  Trading profit (loss):
  Realized                              $    (442,255)       $    3,313,972         $  1,181,632       $    4,910,716
  Change in unrealized                        273,546             4,914,987             (511,145)           1,976,361
                                        -------------        --------------         ------------       --------------
     Total trading results                   (168,709)            8,228,959              670,487            6,887,077
                                        -------------        --------------         ------------       --------------
  Interest income                             887,271             1,329,442            2,604,988            4,299,498
                                        -------------        --------------         ------------       --------------
     Total revenues                           718,562             9,558,401            3,275,475           11,186,575
                                        -------------        --------------         ------------       --------------

EXPENSES:
  Profit Shares                                16,438               729,850              260,326            1,434,119
  Brokerage commissions                       963,803             1,630,551            3,211,524            4,885,403
  Administrative Fees                          37,685                46,587              128,785              139,583
                                        -------------        --------------         ------------       --------------
     Total expenses                         1,017,926             2,406,988            3,600,635            6,459,105
                                        -------------        --------------         ------------       --------------

INCOME BEFORE
  MINORITY INTEREST                          (299,364)            7,151,413             (325,160)           4,727,470
                                        -------------        --------------         ------------       --------------
  Minority interest                             8,999               (75,249)               9,537              (37,044)
                                        -------------        --------------         ------------       --------------
NET INCOME (LOSS)                       $    (290,365)       $    7,076,164         $   (315,623)      $    4,690,426
                                        =============        ==============         ============       ==============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of
    units outstanding                         544,572               910,322              621,576              979,067
                                        =============        ==============         ============       ==============
  Weighted average net income (loss)
  per Limited Partner
  and General Partner Unit              $       (0.53)       $         7.77         $      (0.51)      $         4.79
                                        =============        ==============         ============      ===============

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                       (a Delaware limited partnership)
                       --------------------------------


            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            -------------------------------------------------------
             For the nine months ended September 30, 1999 and 1998
             -----------------------------------------------------

                                                         Limited              General          Subscriptions
                                       Units             Partners             Partner            Receivable            Total
                                   -------------       -------------       -------------       -------------       -------------
PARTNERS' CAPITAL,
  December 31, 1997                   942,619.12       $ 105,628,837       $   2,564,153          (6,966,305)      $ 101,226,685

Subscriptions                         130,030.49          13,003,049                   -                   -          13,003,049

Subscriptions receivable               69,663.26                   -                   -           6,966,305           6,966,305

Distributions                                  -           (986,857)            (26,118)                  -          (1,012,975)

Net Income                                     -           4,674,077              16,349                   -           4,690,426

Redemptions                          (298,166.32)        (29,689,298)         (1,807,512)                  -         (31,496,810)
                                   -------------       -------------       -------------       -------------       -------------
PARTNERS' CAPITAL,
  September 30, 1998                  844,146.55       $  92,629,808       $     746,872       $           -       $  93,376,680
                                   =============       =============       =============       =============       =============
PARTNERS' CAPITAL,
  December 31, 1998                   724,438.77       $  78,371,558       $     735,280       $           -       $  79,106,838

Subscriptions                          15,736.00           1,273,562             300,038                   -           1,573,600

Distributions                                  -            (578,878)            (10,433)                  -            (589,311)

Net Income (Loss)                              -            (312,593)             (3,030)                  -            (315,623)

Redemptions                          (262,399.64)        (28,284,739)                  -                   -         (28,284,739)
                                   -------------       -------------       -------------       -------------       -------------
PARTNERS' CAPITAL,
  September 30, 1999                  477,775.13       $  50,468,910       $   1,021,855       $           -       $  51,490,765
                                   =============       =============       =============       =============       =============

See notes to consolidated financial statements.

                         ML PRINCIPAL PROTECTION L.P.
                         ----------------------------
                 (formerly ML Principal Protection Plus L.P.)
                       (a Delaware limited partnership)
                        ------------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of September 30, 1999 and December 31, 1998, and the results of its operations for the three and nine month periods ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   NET ASSET VALUE PER UNIT

     At September 30, 1999 and December 31, 1998, the Net Asset Values of the different series of Units for financial reporting purposes and for all other purposes were:

                                            September 30, 1999

                               Net Asset         Number       Net Asset Value
                                 Value          of Units          per Unit
                              -----------     ------------    ---------------
          Series A Units      $ 8,792,511      76,186.0000    $        115.41

          Series B Units        1,027,948       9,269.0000             110.90

          Series C Units        1,354,978      12,745.0000             106.31

          Series D Units        4,908,951      45,832.0000             107.11

          Series E Units        4,006,577      36,072.7800             111.07

          Series F Units        2,368,927      22,327.0400             106.10

          Series G Units        2,243,620      21,414.6000             104.77

          Series H Units        1,400,054      13,500.4750             103.70

          Series K Units        5,613,679      51,729.0000             108.52

          Series L Units        4,398,211      41,591.0000             105.75

          Series M Units        6,797,090      63,365.8800             107.27

          Series N Units        1,963,809      18,991.4250             103.41

          Series O Units        3,822,863      36,856.2419             103.72

          Series P Units          578,332       5,464.0000             105.84

          Series Q Units          754,186       7,705.6908              97.87

          Series R Units        1,191,425      12,044.0000              98.92

          Series S Units          267,605       2,681.0000              99.82
                              -----------     ------------
          Totals               51,490,765     477,775.1327
                              ===========     ============

                                               December 31, 1998

                                                    Number              Net Asset
                     Net Asset Value               of Units           Value per Unit
                     ---------------             ------------         --------------
Series A Units       $    12,718,104             109,886.0000         $      115.74

Series B Units             1,498,896              13,150.0000                113.98

Series C Units             2,145,087              19,694.0000                108.92

Series D Units             6,658,019              59,742.0000                111.45

Series E Units             6,063,352              54,556.5800                111.14

Series F Units             3,285,111              30,152.6400                108.95

Series G Units             2,854,082              26,507.1000                107.67

Series H Units             2,185,925              20,275.7250                107.81

Series K Units             7,063,107              64,436.0000                109.61

Series L Units             9,686,313              90,690.0000                106.81

Series M Units            10,476,381              96,696.0600                108.34

Series N Units             5,800,784              55,546.4250                104.43

Series O Units             7,205,406              68,774.2420                104.77

Series P Units               655,841               6,134.0000                106.92

Series Q Units               810,430               8,198.0008                 98.86
                     ---------------             ------------

Totals               $    79,106,838             724,438.7728
                     ===============             ============

3.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of between $2 and $5 per Unit on Units issued prior to July 16, 1996. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after July 16, 1996. As of September 30, 1999, the Partnership has made the following distributions:

                       Distribution     Fixed-Rate      Discretionary
          Series          Date         Distribution      Distribution
          ------       ------------    ------------     -------------
  1999
  ----
          Series B       1/1/99         $    3.50        $      -
          Series C       4/1/99              3.50               -
          Series D       7/1/99              3.50            1.00
          Series F       1/1/99              3.50               -
          Series G       4/1/99              3.50               -
          Series H       7/1/99              3.50            1.00

  1998
  ----
          Series A      10/1/98         $    3.50        $      -
          Series B       1/1/98              3.50            1.50
          Series C       4/1/98              3.50               -
          Series D       7/1/98              3.50               -
          Series E      10/1/98              3.50               -
          Series F       1/1/98              3.50            1.25
          Series G       4/1/98              3.50               -
          Series H       7/1/98              3.50               -

  1997
  ----
          Series A      10/1/97         $    3.50        $      -
          Series B       1/1/97              3.50            3.00
          Series C       4/1/97              3.50            4.00
          Series D       7/1/97              3.50            1.00
          Series E      10/1/97              3.50            2.00
          Series F       1/1/97              3.50            2.50
          Series G       4/1/97              3.50            3.50
          Series H       7/1/97              3.50            2.50

  1996
  ----
          Series A      10/1/96         $    3.50        $   2.50
          Series B       1/1/96              3.50            2.50
          Series C       4/1/96              3.50               -
          Series D       7/1/96              3.50               -
          Series E      10/1/96              3.50               -

  1995
  ----
          Series A      10/1/95         $    3.50        $   2.50

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

     The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's invested in the Trading Partnership with respect to each Series or Units, calculating the Net Asset Value of the Advisors' respective Partnership accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure (although the General Partner does adjust the percentage of the Partnership's total assets allocated to trading), the General Partner may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of Advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

5.   SUBSEQUENT EVENTS

     On October 1, 1999 distributions were announced with respect to Series A Units and Series E Units. Series A Units and Series E Units received an annual fixed rate distribution equal to $3.50 per Unit. No discretionary distribution was paid.

Item 2:  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

----------------------------------------------------------------------------------------------------------------------------------
             Jan.           Feb.           Mar.         Apr.          May           Jun.         Jul.          Aug.         Sep.
----------------------------------------------------------------------------------------------------------------------------------
1998      $113.84(a)     $113.25(a)     $113.37(a)   $111.46(a)    $112.48(a)    $111.69(a)    $111.09(a)   $116.00(a)   $119.77(a)
----------------------------------------------------------------------------------------------------------------------------------
1999      $115.39(b)     $115.86(b)     $114.86(b)   $116.14(b)    $114.75(b)    $116.00(b)    $116.26(b)   $116.28(b)   $115.41(b)
----------------------------------------------------------------------------------------------------------------------------------

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

Performance Summary

January 1, 1998 to September 30, 1998
-------------------------------------

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

January 1, 1999 to September 30, 1999
-------------------------------------

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

July 1, 1999 to September 30, 1999

During the third quarter of 1999, the Fund's NAV decreased as profitable trading in the energy and metals markets was outweighed by losses in the stock index, interest rate, agricultural and currencies markets.

The Fund profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to affect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, aluminum and copper all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year, resulting in gains for the Fund's long positions. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this. In copper trading, long positions were also profitable as a rally initiated in April was followed by a more robust advance in late June/early July and extended into September.

The Fund suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Fund suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Eurodollar, Japanese government bond and Euroyen trading. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the US Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Fund also was unprofitable in the agricultural markets as losses were sustained in the hog, soymeal and coffee markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.

Currency trading resulted in minimal losses for the quarter as profitable positions in the Japanese yen were offset by losses in Swiss franc and Euro currency trading. Long yen positions resulted in strong gains as the Bank of Japan refused to ease monetary policy and investors added to their yen exposure, which reached a two-year high during the quarter. The most positive sign in Japan was that, for the second quarter in a row, domestic consumption exceeded that of the year ago quarter. Losses were sustained in Euro currency trading as it continued to trade in the same choppy pattern that has been evident for the past few quarters.

YEAR 2000 COMPLIANCE

As the Year 2000 approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"), as more fully described in the 1998 Annual Report. The failure of Merrill Lynch's technology systems relating to a Y2K problem would likely have a material adverse effect on the company's business, results of operations, and financial condition. This effect could include disruption of normal business transactions, such as the settlement, execution, processing, and recording of trades in securities, commodities, currencies, and other assets. The Y2K problem could also increase Merrill Lynch's exposure to risk and legal liability and its need for liquidity.

The renovation phase of Merrill Lynch's Year 2000 system efforts, as described in the 1998 Annual Report, was 100% completed as of June 30, 1999, and production testing was 100% completed as of that date. In March and April 1999, Merrill Lynch successfully participated in U.S. industrywide testing sponsored by the Securities Industry Association. These tests involved an expanded number of firms, transactions, and conditions compared with those previously conducted. Merrill Lynch has participated in and continues to participate in numerous industry tests throughout the world.

Merrill Lynch's business units have developed and tested contingency plans. The plans identify critical processes, potential Y2K problems, and personnel, processes, and available resources needed to maintain operations. However, the failure of exchanges, clearing organizations, vendors, service providers, clients and counterparties, regulators, or others to resolve their own processing issues in a timely manner could have a material adverse effect on Merrill Lynch's business, results of operations, and financial condition.


In light of the interdependency of the parties in or serving the financial markets, there can be no assurance that all Y2K problems will be identified and remedied on a timely basis or that all remediation and contingency planning will be successful. Public uncertainty regarding successful remediation of the Y2K problem may cause a reduction in activity in the financial markets. This could result in reduced liquidity as well as increased volatility. Disruption or suspension of activity in the world's financial markets is also possible. In some non-U.S. markets in which Merrill Lynch does business, the level of awareness and remediation efforts relating to the Y2K problem are thought to be less advanced than in the U.S. Management is unable at this point to ascertain whether all significant third parties will successfully address the Y2K problem. Merrill Lynch will continue to monitor third parties' Year 2000 readiness to determine if additional or alternative measures are necessary. Contingency plans have been established for all business units. Merrill Lynch's year-end balance sheet levels will depend on Y2K risks and many other factors, including business opportunities and customer demand.

As of September 24, 1999, the total estimated expenditures of existing and incremental resources for the Year 2000 compliance initiative are approximately $520 million. This estimate includes $104 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. Of the total estimated expenditures, approximately $40 million, related to continued testing, contingency planning, and risk management. There can be no assurance that the costs associated with such efforts will not exceed those currently anticipated by Merrill Lynch, or that the possible failure of such efforts will not have a material adverse effect on Merrill Lynch's business, results of operations, or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following table indicates the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 1999 and December 31, 1998, and the average of the three and nine month periods ending September 30, 1999. As of September 30, 1999 and December 31, 1998, the Fund's total capitalization was approximately $51 million and $79 million, respectively, allocated to trading.

                         September 30, 1999                        December 31, 1998

                    ------------------------------          ------------------------------
                                        % OF TOTAL                              % OF TOTAL
MARKET SECTOR       VALUE AT RISK   CAPITALIZATION          VALUE AT RISK   CAPITALIZATION
-------------       -------------   --------------          -------------   --------------
Interest Rates      $     739,633            1.45%          $     567,386            0.71%
Currencies                699,794            1.37%              1,050,731            1.33
Stock Indices             287,243            0.56%                283,117            0.36
Metals                    349,705            0.68%                315,100            0.40
Commodities               126,564            0.25%                280,302            0.35
Energy                    308,000            0.60%                226,400            0.29
                    -------------   -------------           -------------   -------------
                    $   2,510,939            4.91%          $   2,723,036            3.44%
                    =============   =============           =============   =============

                           Average month-end                     Average month-end
                             For the Period                        For the Period
                   July 1999 through September 1999      January 1999 through September 1999

                    ------------------------------          ------------------------------
                                        % OF TOTAL                              % OF TOTAL
MARKET SECTOR       VALUE AT RISK   CAPITALIZATION          VALUE AT RISK   CAPITALIZATION
-------------       -------------   --------------          -------------   --------------
Interest Rates      $   1,215,092            2.31%          $   3,653,325            5.78%
Currencies                953,946            1.81%              1,146,141            1.81%
Stock Indices             594,273            1.13%                769,232            1.22%
Metals                    477,402            0.91%                491,778            0.78%
Commodities               149,367            0.28%                321,482            0.51%
Energy                    481,381            0.91%                394,910            0.62%
                    -------------   -------------           -------------   -------------
                    $   3,871,461            7.35%          $   6,776,868           10.72%
                    =============   =============           =============   =============

MLAM'S Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of September 30, 1999 and December 31, 1998, the Fund's MLAM account totalled approximately $49 million and $61 million, respectively.

As of September 30, 1999, the Fund's MLAM account held the following securities:


                 September 30, 1999

Par Value        Description                               Rate         Maturity Date         Fair Value
---------        -------------------------------------     ------       ----------------      ------------
Long-Term
---------

  5,000,000      Federal National Mortgage Association       5.720%     January 9, 2001       $  4,981,150
  4,000,000      Federal National Mortgage Association       5.625%     March 15, 2001           3,977,520
  3,000,000      Federal National Mortgage Association       5.375%     March 15, 2002           2,946,570
  1,000,000      U.S. Treasury Note                          6.000%     August 15, 2000            990,078
  2,500,000      U.S. Treasury Note                          4.625%     November 30, 2000        2,483,554
  2,000,000      U.S. Treasury Note                          4.500%     January 31, 2001         1,973,281
  2,500,000      U.S. Treasury Note                          5.750%     June 30, 2001            2,504,101
  1,000,000      U.S. Treasury Note                          5.500%     March 31, 2000           1,010,507
  2,000,000      U.S. Treasury Note                          5.750%     November 15, 2000        2,972,109
  2,000,000      U.S. Treasury Note                          5.625%     November 30, 2000        2,005,469
  9,000,000      U.S. Treasury Note                          5.375%     February 15, 2001        8,976,797
  3,000,000      U.S. Treasury Note                          4.500%     September 30, 2000       1,005,158
  1,000,000      U.S. Treasury Note                          5.750%     April 30, 2003           2,002,500
                                                                                              ------------

                                                           Subtotal                             37,828,794
                                                                                              ------------

Short-Term
----------

  9,202,000      Federal Home Loan Mortgage Corp.            0.000%     October 15, 1999         9,182,676
    985,000      Federal National Mortgage Association       0.000%     October 15, 1999           982,932
  1,321,000      Federal National Mortgage Association       0.000%     October 5, 1999          1,320,075

                                                           Subtotal                             11,485,683
                                                                                              ------------

                                                           Total Government Securities        $ 49,314,477
                                                                                              ============

As of December 31, 1998, the Fund's MLAM account held the following securities:

                         December 31, 1998

Par Value                Description                                  Rate              Maturity Date          Fair Value
--------------           -------------------------------------        -----------       ------------------     -----------------
Long-Term
--------------

   3,000,000             U.S. Treasury Note                              5.500%         February 29, 2000        $   3,028,594
   1,000,000             U.S. Treasury Note                              6.375%         May 15, 2000                 1,022,344
   1,000,000             U.S. Treasury Note                              6.000%         August 15, 2000              1,020,781
   1,000,000             U.S. Treasury Note                              5.750%         November 15, 2000            1,019,531
   1,000,000             U.S. Treasury Note                              5.625%         November 30, 2000            1,017,967
   1,500,000             U.S. Treasury Note                              5.625%         December 31, 1999            1,514,648
   5,000,000             U.S. Treasury Note                              5.500%         March 31, 2000               5,050,000
   5,000,000             U.S. Treasury Note                              6.375%         May 15, 2000                 5,111,719
   2,000,000             U.S. Treasury Note                              4.500%         September 30, 1999           1,995,938
   2,000,000             U.S. Treasury Note                              5.750%         November 15, 2000            2,039,063
   2,000,000             U.S. Treasury Note                              5.625%         November 30, 2000            2,035,938
   5,000,000             U.S. Treasury Note                              5.375%         February 15, 2001            5,078,125
   1,000,000             U.S. Treasury Note                              5.750%         April 30, 2003               1,041,094
   1,000,000             U.S. Treasury Note                              5.250%         August 15, 2003              1,025,625
   1,000,000             Federal National Mortgage Association           4.820%         December 18, 2000              998,672
   2,000,000             Federal National Mortgage Association           5.720%         January 9, 2001              2,027,960
   4,000,000             Federal National Mortgage Association           4.820%         December 18, 2000            3,994,688
   3,000,000             Federal National Mortgage Association           5.720%         January 9, 2001              3,041,939
   3,000,000             Federal National Mortgage Association           5.420%         January 23, 2001             3,025,200
                                                                                                                 -------------
                                                                      Subtotal                                      45,089,826
                                                                                                                 =============

Short-Term
--------------

   3,000,000             U.S. Treasury Note                              5.625%         December 31, 1999            3,029,297
   3,651,000             Federal National Mortgage Association           5.090%         January 8, 1999              3,646,984
   4,430,000             Federal National Mortgage Association           5.090%         January 8, 1999              4,425,127
   4,352,000             Federal National Mortgage Association           5.100%         January 11, 1999             4,345,037
                                                                                                                 -------------
                                                                      Subtotal                                      15,446,445
                                                                                                                 -------------
                                                                      Total Government Securities                $  60,536,271
                                                                                                                 =============

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.       Changes in Securities and Use of Proceeds

              (a) None.
              (b) None.
              (c) None.
              (d) The Fund has units registered with an aggregate price of
                  $462,114,000. Through September 30, 1999, the Fund has sold units with an aggregate price of $164,190,851.

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

              (b) Reports on Form 8-K
                  -------------------

              There were no reports on Form 8-K filed during the first nine months of fiscal 1999.

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



                                    ML PRINCIPAL PROTECTION L.P.
                                    ----------------------------
                                    (formerly ML Principal Protection Plus L.P.)




                               By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                       (General Partner)




Date:  November 12, 1999       By /s/ JOHN R. FRAWLEY, JR.
                                  -------------------------
                                  John R. Frawley, Jr.
                                  Chairman, Chief Executive Officer,
                                  President and Director




Date:  November 12, 1999       By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer