Form 10-K405
period 1999-12-31
ML PRINCIPAL PROTECTION LP
filed 2000-03-30
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 1999
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25000

                          ML PRINCIPAL PROTECTION L.P.
             (Exact name of registrant as specified in its charter)

                      ML Principal Protection Trading L.P.
                            (Rule 140 Co-Registrant)

                                                     13-3750642 (Registrant)
                  Delaware                        13-3775509 (Co-Registrant)
       -------------------------------            --------------------------
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

       Registrant's telephone number, including area code: (609) 282-6996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 2000, limited partnership units with an aggregate value of $38,661,411 were outstanding and held by non-affiliates.

                       Documents Incorporated by Reference

The registrant's "1999 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 1999, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 1999 ON FORM 10-K


                                Table of Contents


                                                   PART I                                       PAGE
                                                   ------                                       ----


Item 1     Business                                                                                  1

Item 2     Properties                                                                                8

Item 3     Legal Proceedings                                                                         8

Item 4     Submission of Matters to a Vote of Security Holders                                       9


                                                   PART II
                                                   -------

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters                    9

Item 6     Selected Financial Data                                                                 11

Item 7     Management's Discussion and Analysis of Financial Condition and Results of Operations   14

Item 7A    Quantitative and Qualitative Disclosures About Market Risk                              19

Item 8     Financial Statements and Supplementary Data                                             24

Item 9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    24


                                                  PART III
                                                 ---------

Item 10.   Directors and Executive Officers of the Registrant                                      25

Item 11.   Executive Compensation                                                                  26

Item 12.   Security Ownership of Certain Beneficial Owners and Management                          27

Item 13.   Certain Relationships and Related Transactions                                          27


                                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                          29

                                     PART I

Item 1:  Business
         --------

         (a)      General Development of Business:
                  -------------------------------

     ML Principal Protection L.P. (the "Fund") was organized under the Delaware Revised Uniform Limited Partnership Act on January 3, 1994 and began trading operations on October 12, 1994. The Fund is a multi-strategy, multi-market managed futures investment employing a range of proprietary strategies diversified across major markets of the global economy --financials, currencies, energy, metals and agriculture. The Fund trades in the international futures and forward markets under the direction of multiple independent professional advisors (the "Advisors"). The Fund's objectives are achieving, through speculative trading, long-term capital appreciation while controlling performance volatility.

     Merrill Lynch Investment Partners Inc. ("MLIP") acts as the general partner of the Fund, and allocates the Fund's assets among the Advisors, each of which trades independently of the others. MLIP also determines what percentage of the Fund's assets to allocate to trading and what percentage to hold in reserve. Merrill Lynch Futures Inc. ("MLF") is the Fund's commodity broker. Merrill Lynch Asset Management, L.P. ("MLAM") provides cash management services to the Fund, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, investing Fund assets in securities issued by the U.S. Government and its agencies ("Government Securities"). MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("ML&Co."). MLF and MLAM are each an indirect wholly-owned subsidiary of ML&Co. (ML&Co. and its affiliates are herein sometimes referred to as "Merrill Lynch.")

     The Fund does not trade directly but rather through a subsidiary limited partnership, ML Principal Protection Trading L.P. (the "Trading Partnership"), of which MLIP is the general partner and the Fund the sole limited partner. See Item 1(c), "Narrative Description of Business -- Two-Tier Structure of the Fund."

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

     The Units are sold generally at the beginning of each calendar quarter, in separate Series and each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in the Trading Partnership.

     Only the assets attributable to each Series of Units allocated to the Trading Partnership are allocated to the Advisors for management. All outstanding Series of Units currently being issued initially allocate approximately 85% of their total capital to the Trading Partnership, holding the rest in reserve at the Fund level.

     As of December 31, 1999, the Fund's capitalization was $ 41,682,768, and the Net Asset Value per Series A Unit (the initial Series of Units), originally $100 as of October 12, 1994, had risen to $134.14 (adding back $22.50 in Distributions).

     Through December 31, 1999, the highest month-end Net Asset Value of a Series A Unit (the initial Series of Units) was $135.40 (adding back $19.00 in Distributions) (October 31, 1998) and the lowest $101.04 (December 31, 1994).

     The outstanding Series of Units are entitled to fixed-rate annual distributions (which cannot be reduced prior to the first Principal Assurance Date, as defined below, for such Series) and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

     The Fund is a "principal protected" commodity pool. ML&Co. provides the guarantee described below under 1(c), "Narrative Description of Business -- ML&Co.'s 'Principal Protection' Undertaking to the Fund" that all Units of any given Series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter ). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect ML&Co. from any liability under its guarantee, MLIP imposes substantial opportunity costs on the Fund by deleveraging its trading, retaining a substantial portion of the Fund's assets in the Fund rather than investing such assets in the Trading Partnership for allocation to trading. At such time, if any, as the Net Asset Value per Unit of a Series declined to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIP would terminate trading with respect to such Series altogether in order to ensure that ML&Co. incurred no financial obligation to the Fund under ML&Co.'s guarantee of the minimum Net Asset Value per Unit of such Series.

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

     (b) Financial Information about Segments:
         ------------------------------------

     The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

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

     One of the objectives of the Fund is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Fund's returns have, in fact, frequently been significantly non-correlated with the United States stock and bond markets.

     ML&Co.'s "Principal Protection" Undertaking to the Fund

     ML&Co. has agreed to contribute sufficient capital to the Fund so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any), not against the loss of the time value of such investment or a guarantee of profit.

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

     Use of Proceeds and Cash Management Income

     Subscription Proceeds. MLIP pays from its own funds the selling commissions
     ---------------------
relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Fund and are available for use in its speculative trading. In such trading, the Fund's assets are used as collateral for and to pay the Fund's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, options on futures, forwards and options on forward markets on behalf of the Trading Partnership. While being used for this purpose, the Fund's assets are also generally available for cash management and to earn interest, as more fully described below under "-- Available Assets."

     Market Sectors. The Fund trades in a diversified group of markets under
     --------------
the direction of multiple independent Advisors. These Advisors can, and do, from time to time materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

     Market Types. The Fund trades on a variety of United States and foreign
     ------------
futures exchanges. Substantially all of the Fund's OTC-exchange trading takes places in the highly liquid, institutionally-based currency forward markets.

     Many of the Fund's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Fund.

     In its exchange of futures for physical ("EFP") trading, the Fund acquires cash currency positions through banks and dealers, including Merrill Lynch. The Fund pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

     As in the case of its market sector allocations, the Fund's commitments to different types of markets -- U.S. and non-U.S., regulated and unregulated -- differ substantially from time to time as well as over time. The Fund has no policy restricting its relative commitments to any of these different types of markets.

     Custody of Assets. All of the Fund's assets are currently held either in
     -----------------
custodial or customer accounts at Merrill Lynch. Fund assets managed by MLAM are generally held in custodial accounts at a major bank, separate from all other Merrill Lynch or banking client assets. Assets held in customer accounts are held at MLPF&S or MLF. These customer accounts are maintained in the Fund's name, but the assets deposited by the Fund in such accounts are commingled with those of other MLPF&S and MLF customers.

     Available Assets. The Fund earns income, as described below, on its
     ----------------
"Available Assets," which can be generally described as the cash actually held by the Fund or invested in Treasury bills or Government Securities. Available Assets are held primarily in U.S. dollars or in U.S. dollar denominated Government Securities, and to a lesser extent in foreign currencies, and are comprised of the following: (a) the Fund's assets managed by MLAM and the Fund's cash balances held in the offset accounts (as described below) " which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Fund's account on a daily basis; (b) short-term Treasury bills purchased by the Fund; and (c) the Fund's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Fund does not earn interest on, the Fund's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

     The Fund's Available Assets may be greater than, less than or equal to the Fund's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions as well as accrued but unpaid expenses.

     The Fund's U.S. Dollar Available Assets Managed by MLAM. Approximately 90%
     -------------------------------------------------------
of the Fund's U.S. dollar Available Assets are managed directly by MLAM, pursuant to guidelines established by MLIP for which MLAM assumes no responsibility, in the Government Securities markets. MLIP's objective in retaining MLAM to provide cash management services to the Fund is to enhance the return earned on the Fund's U.S. dollar Available Assets managed by MLAM to slightly above the 91-day Treasury bill rate. However, cash management returns cannot be assured, and there may be losses of principal.

     The Government Securities acquired by MLAM on behalf of the Fund are maintained in a custodial account at Merrill Lynch and are specifically traceable to the Fund. All income earned on such Government Securities inures to the benefit of the Fund. All fees due to MLAM are paid at no additional cost to the Fund.

     Interest Earned on the Fund's U.S. Dollar Available Assets Not Managed by
     -------------------------------------------------------------------------
MLAM. The following description relates to the approximately 20% of the Fund's
----
U.S. dollar Available Assets not managed by MLAM.

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

Offset Account Benefit to Merrill Lynch

     The banks at which the offset accounts are maintained make available to Merrill Lynch interest-free overnight credits, loans or overdrafts in the amount of the Fund's U.S. dollar Available Assets held in the offset accounts, charging Merrill Lynch a small fee for this service. The economic benefits derived by Merrill Lynch net of the interest credits paid to the Fund and the fee (of approximately 0.25% per annum) paid to the offset banks from the offset accounts have not exceeded 0.75% per annum of the Fund's average daily U.S. dollar Available Assets held in the offset accounts. These benefits to Merrill Lynch are in addition to the Brokerage Commissions and Administrative Fees paid by the Fund to MLF and MLIP, respectively.

     Interest Paid by Merrill Lynch on the Fund's Non-U.S. Dollar Available
     ----------------------------------------------------------------------
Assets. Under the single currency margining system implemented for the Fund, the
------
Fund itself does not deposit foreign currencies to margin trading in non-U.S. dollar denominated futures contracts and options, if any, MLF provides the necessary margin, permitting the Fund to retain the monies which would otherwise be required for such margin as part of the Fund's U.S. dollar Available Assets. The Fund does not earn interest on foreign margin deposits provided by MLF. The Fund does, however, earn interest on its non-U.S. dollar Available Assets. Specifically, the Fund is credited by Merrill Lynch with interest at the prevailing local short-term rate on realized and unrealized gains on non-U.S. dollar denominated positions for such gains actually held in cash by the Fund. Merrill Lynch charges the Fund Merrill Lynch's cost of financing realized and unrealized losses on such positions.

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

     Charges

     The following table summarizes the charges incurred by the Fund during 1999, 1998, and 1997.

                                  1999                   1998                    1997
                                  ----                   ----                    ----
                                      % of Average            % of Average            % of Average
                            Dollar     Month-End     Dollar    Month-End      Dollar    Month-End
    Charges                 Amount     Net-Assets    Amount    Net-Assets     Amount    Net-Assets
    -------                 ------     ----------    ------    ----------     ------    ----------

Brokerage Commissions    $3,969,972     6.53%     $6,159,359     6.43%     $4,833,598     5.64%
Administrative Fee          159,099     0.26%        193,861     0.20%        138,103     0.16%
Reimbursement of
  Organizational and
  Initial Offering Costs          -     0.00%              -     0.00%         61,989     0.07%
Profit Shares               265,734     0.44%      1,658,306     1.73%        931,522     1.09%
                            -------     ----       ---------     ----         -------     ----
Total                    $4,394,805     7.23%     $8,011,526     8.36%     $5,965,212     6.96%
                         ==========     ====      ==========     ====      ==========     ====



                                ---------------

     The foregoing table does not reflect the bid-ask spreads paid by the Fund on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Fund's U.S. dollar available assets in offset accounts.

     The Fund's average month-end Net Assets during 1999, 1998 and 1997 equaled $60,816,812, $95,777,172 and $85,646,152, respectively.

     During 1999, 1998 and 1997, the Fund earned $3,263,074, $5,434,851 and
$4,873,872 in interest income, or approximately 5.37%, 5.67% and 5.69% of the Fund's average month-end Net Assets.

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

                                                     During 1999, 1998 and 1997, the round-turn (each purchase
                                                     and sale or sale and purchase of a single futures contract)
                                                     equivalent rate of the Fund's flat-rate Brokerage
                                                     Commissions was approximately $127, $80 and $116,
                                                     respectively.

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

Other                      Bid-ask spreads           Bid-ask spreads on forward and related trades.
Counterparties

Government                 Bid-ask spreads           The dealers with which MLAM executes Government
Securities Dealers                                   Securities trades include bid-ask spreads in the prices
                                                     they quote to the Fund.

Advisors                   Profit Shares             All Advisors received quarterly or annual Profit Shares
                                                     ranging from 15% to 25% (depending on the Advisor)
                                                     of any New Trading Profit. Profit Shares are also paid
                                                     upon the net reallocation of assets away from an Advisor
                                                     and the redemption of Units. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Fund. The Fund may pay substantial
                                                     Profit Shares during periods when it is incurring significant overall losses.

Advisors                   Consulting Fees           MLF pays the Advisors annual Consulting Fees ranging
                                                     up to 2% of the Partnership's average month-end
                                                     assets allocated to them for management, after
                                                     reduction for a portion of the brokerage commissions
                                                     accrued with respect to such assets.

MLF;                       Extraordinary expenses    Actual costs incurred; none paid to date.
 Others

                                                  ----------------------


     Regulation

     MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association. Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

          (i) through (xii)-- not applicable.

          (xiii) The Fund has no employees.


     (d) Financial Information about Geographic Areas:
         --------------------------------------------
     The Trading Partnership trades on a number of foreign commodity exchanges. The Fund does not engage in the sales of goods or services.


Item 2:  Properties
         ----------
     Neither the Fund nor the Trading Partnership use any physical properties in the conduct of its business.

     The Fund's and the Trading Partnership's only place of business is the place of business of MLIP (Merrill Lynch Investment Partners, Inc., Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Fund and the Trading Partnership from MLIP's offices.

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

     The Fund has never submitted any matters to a vote of its Limited Partners.


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

     (b) Holders:
         -------

     As of December 31, 1999, there were 2,196 holders of Units, including MLIP.

     (c) Dividends:
         ---------

     For Series issued on or prior to May 1, 1997, the Fund makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. MLIP may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units.

     As of December 31, 1999, the Partnership had made the following distributions:

                         Distribution      Fixed-Rate        Discretionary
          Series            Date          Distribution       Distribution
          ------            ----          ------------       ------------
1999
----
          Series A       10/01/1999          $3.50                 $    -
          Series B       01/01/1999           3.50                      -
          Series C       04/01/1999           3.50                      -
          Series D       07/01/1999           3.50                   1.00
          Series E       10/01/1999           3.50                      -
          Series F       01/01/1999           3.50                      -
          Series G       04/01/1999           3.50                      -
          Series H       07/01/1999           3.50                   1.00

1998
----
          Series A       10/01/1998          $3.50                  $   -
          Series B       01/01/1998           3.50                   1.50
          Series C       04/01/1998           3.50                      -
          Series D       07/01/1998           3.50                      -
          Series E       10/01/1998           3.50                      -
          Series F       01/01/1998           3.50                   1.25
          Series G       04/01/1998           3.50                      -
          Series H       07/01/1998           3.50                      -

1997
----
          Series A       10/01/1997          $3.50                  $   -
          Series B       01/01/1997           3.50                   3.00
          Series C       04/01/1997           3.50                   4.00
          Series D       07/01/1997           3.50                   1.00
          Series E       10/01/1997           3.50                   2.00
          Series F       01/01/1997           3.50                   2.50
          Series G       04/01/1997           3.50                   3.50
          Series H       07/01/1997           3.50                   2.50


     The Fund does not make any distributions on any Series of Units issued subsequent to May 1, 1997.

     (d) Recent Sales of Unregistered Securities;
         ----------------------------------------
         Use of Proceeds from Registered Securities
         ------------------------------------------

     The Fund has units registered with an aggregate price of $462,114,000. The Fund has sold units with an aggregate price of $164,506,495.

Item 5(b)
---------

     Not applicable.

Item 6:  Selected Financial Data
         -----------------------

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                                    For the Year    For the Year    For the Year    For the Year    For the Year
                                                       Ended           Ended           Ended           Ended           Ended
                                                    December 31,    December 31,    December 31,    December 31,    December 31,
Income Statement Data                                  1999            1998            1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
  Realized Gain (Loss)                             $1,318,041      $ 8,746,563     $ 5,412,457      $ 9,038,064      $4,407,833
  Change in Unrealized
  (Loss) Gain                                        (809,172)      (2,053,193)      1,083,826         (396,221)      1,355,377
                                                   ----------------------------------------------------------------------------
  Total Trading Results                               508,869        6,693,370       6,496,283        8,641,843       5,763,210
                                                   ----------------------------------------------------------------------------

Interest Income                                     3,263,074        5,434,851       4,873,872        4,545,186       3,415,670
                                                   ----------------------------------------------------------------------------
  Total Revenues                                    3,771,943       12,128,221      11,370,155       13,187,029       9,178,880
                                                   ----------------------------------------------------------------------------

Expenses:
  Brokerage Commissions                             3,969,972        6,159,359       4,833,598        4,775,116       3,216,364
  Administrative Fees/1/                              265,734          193,861         138,103          129,057          86,928
  Profit Shares                                       159,099        1,658,306         931,522          978,264         652,366
                                                   ----------------------------------------------------------------------------
  Total Expenses                                    4,394,805        8,011,526       5,903,223        5,882,437       3,955,658
                                                   ----------------------------------------------------------------------------
Net Income Before
Minority Interest                                    (622,862)       4,116,695       5,466,932        7,304,592       5,223,222
Minority Interest in Income/2/                         14,666          (27,056)        (46,687)         (81,228)        (36,730)
                                                    ---------------------------------------------------------------------------
Net Income                                          $(608,196)     $ 4,089,639     $ 5,420,245       $7,223,364      $5,186,492
                                                    ===========================================================================

                                     December 31,        December 31,        December 31,        December 31,        December 31,
Balance Sheet Data/3/                   1999                 1998               1997                1996                 1995
---------------------------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value
 (Series A-S)                       $41,682,768          $79,106,838         $101,226,685       $78,905,273         $74,846,544
                                    -----------          -----------         ------------       -----------         -----------
Net Asset Value per Unit

Series A                              $111.64  /4/          $115.74  /5/        $113.73  /6/      $110.71  /7/         $106.97  /8/
Series B                              $110.83  /4/          $113.98  /5/        $114.15  /6/      $114.25  /7/         $110.36
Series C                              $106.45  /4/          $108.92  /5/        $108.15  /6/      $109.34  /7/         $103.35
Series D                              $106.98  /4/          $111.45  /5/        $109.94  /6/      $108.20  /7/         $102.34
Series E                              $107.36  /4/          $111.14  /5/        $109.40  /6/      $108.59  /7/         $102.72
Series F                              $106.12  /4/          $108.95  /5/        $109.04  /6/      $108.92  /7/             N/A
Series G                              $104.77  /4/          $107.67  /5/        $106.52  /6/      $107.32                  N/A
Series H                              $103.60  /4/          $107.81  /5/        $106.62  /6/      $106.47                  N/A
Series K                              $107.85               $109.61             $104.77               N/A                  N/A
Series L                              $105.10               $106.81             $102.08               N/A                  N/A
Series M                              $106.61               $108.34             $103.70               N/A                  N/A
Series N                              $102.77               $104.43                 N/A               N/A                  N/A
Series O                              $103.09               $104.77                 N/A               N/A                  N/A
Series P                              $105.19               $106.92                 N/A               N/A                  N/A
Series Q                               $97.27                $98.86                 N/A               N/A                  N/A
Series R                               $98.33                   N/A                 N/A               N/A                  N/A
Series S                               $99.20                   N/A                 N/A               N/A                  N/A

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

     (3) Balance Sheet Data is based on redemption values which may differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principle ("GAAP") due to the treatment of organizational and initial offering cost reimbursements.

     (4) Net of aggregate distribution of $22.50 per unit on Series A Units, $21.00 on the Series B Units, $18.00 on the Series C Units, $16.00 on the Series D Units, $16.00 on the Series E Units, $14.25 on the Series F Units, $14.00 on the Series G Units and $14.00 on the Series H Units.

     (5) Net of aggregate distribution of $19.00 per unit on Series A Units, $17.50 on the Series B Units, $14.50 on the Series C Units, $11.50 on the Series D Units, $12.50 on the Series E Units, $10.75 on the Series F Units, $10.50 on the Series G Units and $9.50 on the Series H Units.

     (6) Net of aggregate distributions of $15.50 per Unit on the Series A Units, $12.50 on the B Units and $11.00 on the Series C, $8.00 on the Series D Units, $9.00 on the Series E Units, $6.00 on the Series F Units, $7.00 on the Series G Units and $6.00 on the Series H Units.

     (7) Net of aggregate distributions of $12.00 per Unit on the Series A Units, $6.00 on the B Units and $3.50 on the Series C, D and E Units.

     (8) Net of the distribution of $6.00 per Unit on the Series A Units.

                          ML PRINCIPAL PROTECTION L.P.
                                December 31, 1999

        Type of Pool: Multi-Advisor; Selected Advisor/Publicly-Offered/
                           "Principal Protected"(1)
                    Inception of Trading: October 12, 1994
                     Aggregate Subscriptions: $164,976,175
                      Current Capitalization: $41,682,768
                   Worst Monthly Drawdown:(2) (3.70)% (2/96)
            Worst Peak-to-Valley Drawdown:(3) (3.80)% (8/99-10/99)

                               Monthly Rates of Return*
      -------------------------------------------------------------------
      Month                   1999     1998      1997     1996      1995
      -------------------------------------------------------------------
      January                (1.09)%   0.07%     2.06%    2.45%    (0.55)%
      -------------------------------------------------------------------
      February                0.84    (0.56)     1.44    (3.70)     2.24
      -------------------------------------------------------------------
      March                  (0.52)    0.10      0.05     1.06      4.17
      -------------------------------------------------------------------
      April                   1.17    (1.96)    (0.70)    3.10      0.91
      -------------------------------------------------------------------
      May                    (1.30)    0.95     (1.43)   (1.98)     1.20
      -------------------------------------------------------------------
      June                    1.19    (0.86)     0.70     1.36     (0.21)
      -------------------------------------------------------------------
      July                    0.20    (0.67)     3.14    (1.68)    (1.30)
      -------------------------------------------------------------------
      August                 (0.02)    4.83     (2.71)    0.49      0.95
      -------------------------------------------------------------------
      September              (0.91)    3.55      0.86     1.62     (0.32)
      -------------------------------------------------------------------
      October                (2.90)    0.06     (0.43)    4.25      0.29
      -------------------------------------------------------------------
      November                1.60    (1.00)     0.80     2.50      0.69
      -------------------------------------------------------------------
      December                1.00     0.20      2.22    (0.20)     2.12
      -------------------------------------------------------------------
      Compound Annual
      Rate of Return         (0.81)%   4.60%     6.01%    9.36%    10.55%
      -------------------------------------------------------------------


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

     (2) Worst Monthly Drawdown represents the largest negative
Monthly Rate of Return experienced since January 1, 1995 by the Fund; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

     (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline since January 1, 1995 from a month-end cumulative Monthly Rate of Return without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

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
------------------------------------------------------------------------------------------------------------------------------------
          Jan.            Feb.            Mar.            Apr.           May             June            July            Aug.
------------------------------------------------------------------------------------------------------------------------------------
1995    $101.36         $103.63         $107.94         $109.09         $110.40         $110.18         $108.94         $109.98
------------------------------------------------------------------------------------------------------------------------------------
1996    $109.65/a/      $105.56/a/      $106.69/a/      $110.05/a/      $107.82/a/      $109.33/a/      $107.51/a/      $108.04/a/
------------------------------------------------------------------------------------------------------------------------------------
1997    $113.00/b/      $114.63/b/      $114.69/b/      $113.89/b/      $112.28/b/      $113.05/b/      $116.48/b/      $113.59/b/
------------------------------------------------------------------------------------------------------------------------------------
1998    $113.84/c/      $113.25/c/      $113.37/c/      $111.46/c/      $112.48/c/      $111.69/c/      $111.09/c/      $116.00/c/
------------------------------------------------------------------------------------------------------------------------------------
1999    $114.49/d/      $115.36/d/      $114.86/d/      $116.14/d/      $114.75/d/      $116.00/d/      $116.26/d/      $116.28/d/
------------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------
                 MONTH-END NET ASSET VALUE PER SERIES A UNIT
----------------------------------------------------------------
          Sept.            Oct.            Nov            Dec.
-----------------------------------------------------------------

1995    $109.62         $103.91/a/      $104.63/a/      $106.96/a/
------------------------------------------------------------------
1996    $109.80/a/      $108.24/b/      $110.93/b/      $110.70/b/
------------------------------------------------------------------
1997    $114.53/b/      $110.69/c/      $111.50/c/      $113.73/c/
------------------------------------------------------------------
1998    $119.77/c/      $116.40/d/      $115.45/d/      $115.74/d/
------------------------------------------------------------------
1999    $115.41/d/      $109.03/e/      $110.61/e/      $111.64/e/
------------------------------------------------------------------

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

/e/ After reduction for the first, second, third and fourth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1999.

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

1999
                                        Total Trading
                                           Results

                Interest Rates          $   (349,650)
                Stock Indices                450,778
                Agriculture                 (248,437)
                Currencies                (1,021,229)
                Energy                     1,492,483
                Metals                       184,924
                                        ------------
                                        $    508,869
                                        ============



ML Principal Protection L.P. finished 1999 with gains in energy, stock index and metals trading and losses in currency, interest rate and agriculture trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

Overall, the Fund profited from trading in crude oil, heating oil, and unleaded gas in 1999. Positions in crude oil offset losses from short positions in natural gas and gas oil trading. In March, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference, and resulted in higher prices for crude. In the natural gas markets, prices rallied sharply resulting from a decline in US natural gas production, along with high levels of energy consumption and weather scares throughout the country. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and a new, higher OPEC-indicated target price.

Stock index trading was profitable for the first half of 1999. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index, and equity markets rallied worldwide in April and June. In the second half of the year, the Fund suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in Hang Seng, Nikkei 225 and Topix Indices which resulted in gains during November and December. Such activity depicted evidence of Japan's stronger-than-expected recovery coupled with a sudden decline in unemployment rate.

Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Fund held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

Currency trading produced losses for the Fund throughout the year. Long Japanese yen positions resulted in losses despite the yen trading higher against the dollar. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger US dollar. The Canadian dollar also underwent similar fluctuations throughout the year.

Interest rate trading was also volatile. The Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the fund, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears the Federal Reserve might tighten further in 2000.

In agricultural trading, gains in live hogs and live cattle offset losses in corn positions. Initially, the corn market continued to struggle due to supply/demand imbalances and ongoing favorable weather in South America. These factors also led to an increase in prices as there was a sharp decline in crop ratings during the second half of the year. There was also a sharp upturn in soy prices, and losses in coffee trading became evident due to cold temperature and lack of rainfall in Brazil.

1998                                    Total Trading
                                           Results

                Interest Rates          $  7,116,336
                Stock Indices                824,905
                Commodities                 (967,695)
                Agriculture                2,085,218
                Energy                      (882,409)
                Metals                    (1,482,985)
                                        ------------
                                        $  6,693,370
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

     Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Fund profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Fund incurred modest losses, although results remained profitable for the quarter and the year overall in these markets

     In agricultural commodity markets, 1998 began with strong gains as live cattle and hog prices trended downward throughout the first quarter. In the second quarter, although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries. The third quarter resulted in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices. These losses continued into the fourth quarter as the Fund was caught on the short side of the soybean complex, as the soybean supply surplus became more manageable following the November 10th USDA reports, causing prices to gain upward momentum.

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

     During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Fund's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Fund's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Fund may be reduced as compared to high yielding and much lower risk fixed income investments.

     The Fund's Brokerage Commissions and Administrative Fees are a constant percentage of the Fund's assets. The only Fund costs (other than the insignificant currency trading costs) which are not based on a percentage of the Fund's assets are the profit shares payable to the Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors)--suggesting the likelihood of generally trendless, non-consensus markets.

     Unlike many investment fields, there is no meaningful distinction in the operation of the Fund between realized and unrealized profits. Most of the contracts traded by the Fund are highly liquid and can be closed out at any time.

     Except in unusual circumstances, factors--regulatory approvals, cost of goods sold, employee relations and the like--which often materially affect an operating business have virtually no impact on the fund.

The Different Series of Units
-----------------------------

     All series of Units trade in a common trading account and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIP -- e.g., adjusting trading leverage -- must be done in such a way that all Units have the same percentage of capital allocated to trading after the adjustment (this restructuring applies only to Units issued after May 1, 1997). Despite these fundamental similarities among the different series, because the series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values. The series offered since May 1, 1997 have begun trading at 85%-95% leverage. Series issued before May 1, 1997 began trading at 60%-75% leverage.

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

     The Fund's assets are held in cash and highly liquid U.S. government securities. Accordingly, except in very unusual circumstances, the Fund should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Fund's positions and assets, the Fund's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

Year 2000 Compliance Initiative

     In 1999, Merrill Lynch completed its efforts to address the Year 2000 issue (the "Y2K issue"). The Y2K issue was the result of a widespread programming technique that caused computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00", causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K issue may have caused serious failures in information technology systems and other systems.

     In 1995, Merrill Lynch established the Year 2000 Compliance Initiative to address the internal and external risks associated with the Y2K issue. The initiative consisted of six phases, completed by the millennium: planning, pre-renovation, renovation, production testing, certification, and integration testing. Contingency plans were established in the event of any failures or disruptions.

      Through the date of this filing, there have been no material failures or disruptions of systems or services at Merrill Lynch attributable to the Y2K issue. Similarly, we have not been notified of any material failure or disruption of systems or services affecting third parties in their capacity to transact business with Merrill Lynch or in Merrill Lynch's capacity to transact business with others. Merrill Lynch continues to monitor the performance of its systems for any passible future failures or disruptions attributable to the Y2K issue.

      As of December 31, 1999, the total estimated expenditures of existing and incremental resources for the entire Year 2000 Compliance Initiative was approximately $510 million, including $102 million of occupancy, communications, and other related overhead expenditures, as Merrill Lynch is applying a fully costed pricing methodology for this project. At December 31, 1999, of the total estimated expenditures, approximately $12 million, related to continued testing, contingency planning, risk management, and the wind down of the efforts, had not yet been spent.



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

     The Fund, under the direction of the Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Fund's past performance is not necessarily indicative of its future results.

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

The Fund's Trading Value at Risk in Different Market Sectors

     The following table indicates the average, highest and lowest trading Value at Risk associated with the Fund's open positions by market category for the fiscal year 1999. During the fiscal year 1999, the Fund's average capitalization was approximately $60,816,812. As of December 31, 1998, the Fund's total capitalization was approximately $79,106,838.


                         December 31, 1999

                    Average       % of Average    % of Average Assets       Highest          Lowest
Market Sector    Value at Risk   Capitalization   Allocated to Trading   Value at Risk   Value at Risk
-------------    -------------   --------------   -------------------- -------------   -------------
Interest Rates       2,896,942           4.76%               5.82%         1,587,693         627,792
Currencies           1,002,365           1.65%               2.01%         1,140,967         571,036
Stock Indices          681,289           1.12%               1.37%         1,831,362         417,460
Metals                 437,162           0.72%               0.88%           418,368         252,583
Commodities            279,062           0.46%               0.56%           319,837         126,564
Energy                 343,966           0.57%               0.69%           353,200         136,900
                 -------------   --------------   ------------------      ----------     -----------
TOTAL                5,640,786           9.28%              11.33%         5,651,427       2,132,335
                 =============   ==============   ==================      ==========     ==========-


     Average, highest and lowest Value at Risk amounts relate to the quarter-end amounts for each calendar quarter-end during the fiscal year. Average Capitalization is the average of the Fund's capitalization at the end of the calendar quarter of fiscal year 1999.


                         December 31, 1998

                                           % of Total
Market Sector    Value at Risk           Capitalization
-------------    -------------           --------------

Interest Rates         567,386                    0.71%
Currencies           1,050,731                    1.33%
Stock Indices          283,117                    0.36%
Metals                 315,100                    0.40%
Commodities            280,302                    0.35%
Energy                 226,400                    0.29%
                 -------------           --------------
TOTAL                2,723,036                    3.44%
                 =============           ==============


Material Limitations on Value at Risk as an Assessment of Market Risk

     The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions " unusual, but historically recurring from time to time " could cause the Fund to incur severe losses over a short period of time. Even comparatively minor losses could cause MLIP to further deleverage or terminate the Fund's trading. The foregoing Value at Risk table " as well as the past performance of the Fund " gives no indication of this "risk of ruin."


Non-Trading Risk

     Foreign Currency Balances; Cash on Deposit with MLF

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


     MLAM's Cash Management

     MLAM invests approximately 80% of the Fund's assets in Government Securities. As of December 31, 1999, the Fund's MLAM account totaled approximately $40,000,000.

     As of December 31, 1999, the Fund's MLAM account held the following Government Securities:

                                                                                                                 Total
Par Value               Description                       Rate              Maturity Date                      Fair Value
---------               -----------                       ----              -------------                      ----------
             Long-Term
             ---------
5,000,000    Federal National Mortgage Association        5.720%            January 9, 2001                      4,969,250
4,000,000    Federal National Mortgage Association        5.625%            March 15, 2001                       3,965,000
3,000,000    Federal National Mortgage Association        5.375%            March 15, 2002                       2,930,640
2,000,000    U.S. Treasury Note                           4.500%            January 31, 2001                     1,967,031
1,000,000    U.S. Treasury Note                           5.750%            June 30, 2001                          993,906
9,000,000    U.S. Treasury Note                           5.375%            February 15, 2001                    8,925,469
1,000,000    U.S. Treasury Note                           5.750%            April 30, 2003                         982,031
2,500,000    U.S. Treasury Note                           5.875%            November 15, 2004                    2,451,367
                                                                                                               -----------
                                                                                                  Subtotal     $27,184,694
                                                                                                               -----------

             Short-Term
             ----------
8,710,000    Federal Home Loan Discount Note              0.000%            January 14, 2000                   $ 8,692,580
  112,000    Federal Home Loan Mortgage Corporation       0.000%            January 14, 2000                       111,776
1,000,000    U.S. Treasury Note                           6.000%            August 15, 2000                      1,000,469
1,500,000    U.S. Treasury Note                           4.625%            November 30, 2000                    1,472,687
2,000,000    U.S. Treasury Note                           4.500%            September 30, 2000                   1,977,500
                                                                                                               -----------
                                                                                                  Subtotal     $13,255,012
                                                                                                               -----------
                                                                                                  Total Debt   $40,439,706
                                                                                                               ===========

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

     The following qualitative disclosures regarding the Fund's market risk exposures " except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures " constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by MLIP and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Fund.

     The following were the primary trading risk exposures of the Fund as of December 31, 1999, by market sector.

     Interest Rates. Interest rate risk is the principal market exposure of the
     --------------
Fund. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

     Currencies. The Fund trades in a large number of currencies. However, the
     ----------
Fund's major exposures have typically been in the dollar/yen, dollar/pound, and dollar/Euro positions. MLIP does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

     Stock Indices. The Fund's primary equity exposure is to G-7 equity index
     -------------
price movements. As of December 31, 1999, the Fund's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan), Hang Seng (Hong Kong) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

     Metals. The Fund's primary metals market exposure is to fluctuations in the
     ------
price of gold and silver. Although certain of the Advisors will, from time to time, trade base metals such as aluminum, copper and tin, the principal market exposures of the Fund have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, silver prices have remained volatile over this period, and the Advisors have, from time to time, taken substantial positions as they have perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Fund.

     Agriculture. The Fund's primary commodities exposure is to agricultural
     -----------
price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and coffee accounted for the substantial bulk of the Fund's agriculture exposure as of December 31, 1999. In the past, the Fund has had material market exposure to live cattle and hogbellies and may do so again in the future. However, MLIP anticipates that the Advisors will maintain an emphasis on soybeans, grains and coffee, in which the Fund has historically taken its largest positions.

     Energy. The Fund's primary energy market exposure is to gas and oil price
     ------
movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Fund. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Fund as of December 31, 1999.

     Foreign Currency Balances. The Fund's primary foreign currency balances are
     -------------------------
in Japanese yen, British pound and Euros. The Fund has de minimis exchange rate exposure on these balances.

     Securities Positions. The Fund holds only cash or interest-bearing
     --------------------
Government Securities. The Fund's market exposure in instruments held other than for trading is in the interest rate risk exposure of the Fund's Government Securities portfolio, managed by MLAM pursuant to policies established by MLIP for which MLAM assumes no responsibility. MLIP manages the risk of the Fund's MLAM account by imposing limitations both on the overall duration of the portfolio (two years) and on the maximum duration of any Government Securities held by MLAM (no later than the Principal Assurance Date for the most recently issued Series of Units). MLIP has applied essentially the same risk control policies to the Fund's MLAM account since inception, and the Fund has never experienced a material loss on this account. In a period of rapidly rising interest rates (since the Fund's inception in 1994, interest rates have generally declined until quite recently), the Fund could incur marked-to-market losses on its MLAM account, but MLIP would attempt to prevent or control these losses by further reducing the permissible durations of the Fund's Government Securities in order to reduce the interest rate sensitivity of these instruments.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

     Trading Risk

     MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Fund, adjusting the percentage of the Fund's total assets investing in the Trading Partnership with respect to each series of Units and reviewing outstanding positions for over-concentrations " both on an Advisor-by-Advisor and on an overall Fund basis. While MLIP does not itself intervene in the markets to hedge or diversify the Fund's market exposure, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

     One important aspect of MLIP's risk controls is its adjustments to the leverage at which each Series of Units trades. By controlling the percentage of each Series" assets investing in the Trading Partnership, MLIP can directly affect the market exposure of the Fund. Leverage control is the principal means by which MLIP hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit of each series will equal no less than $100 as of the Principal Assurance Date for such series, subject to the limitation that all Series of Units issued after May 1997 must be adjusted, if any such Series is adjusted, so that they all trade at the same degree of leverage.

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

     Non-Trading Risk

     The Fund controls the non-trading exchange rate risk of these balances by regularly converting its foreign currency balances back into dollars (usually weekly but no less frequently than twice a month, and more frequently if a particular foreign currency balance becomes unusually high).

     MLIP controls the interest-rate risk of the Fund's non-trading instruments (Government Securities invested by MLAM for cash management purposes) by limiting the overall duration of such instruments to no more than two years and the maximum duration of any Government Securities held by the Fund to no later than the Principal Assurance Date for the most recently issued Series of Units. These risk control policies have been successful in the Fund's operations to date, and MLIP does not anticipate any change in these policies. However, where the interest rate environment changes materially, MLIP might shorten the permissible duration of the Fund's Government Securities portfolio.

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

     The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by
Item 302 of Regulation S-K is not applicable. MLIP promoted the Fund and is its controlling person.

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

John R. Frawley, Jr.         Chairman, Chief Executive Officer,
                             President and Director

Jeffrey F. Chandor           Senior Vice President, Director of
                             Sales, Marketing and Research and Director

Michael L. Pungello          Vice President, Chief Financial Officer and
                             Treasurer

Allen N. Jones               Director

Stephen G. Bodurtha          Director

Michael J. Perini            Director

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

     Michael L. Pungello was born in 1957. Effective May 1, 1999, Mr. Pungello became Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their Financial Services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science degree in accounting and received his Master of Business Administration degree in Finance from New York University in 1987.

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

     Michael J. Perini was born in 1947. Effective May 11, 1999, Mr. Perini became a Director of MLIP. Since February 1998, Mr. Perini has been First Vice President and Senior Director of the Defined and Managed Funds Group, which includes Defined Asset Funds, Special Investments and MLIP. This is part of the Investment Strategy Product Group of Merrill Lynch Private Client. Previously Michael Perini was Director of Defined Asset Funds and has held various management positions since he joined Merrill Lynch in 1970. Mr. Perini attended St. John's University and New York University as well as The Stanford University Marketing Management Program. He was elected to the Board of Governors of the Investment Company Institute in Washington, D.C. and is Chairman of the Unit Investment Trust Committee of the Institute.

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

     As of December 31, 1999, the principals of MLIP had no investment in the Fund, and MLIP's general partner interest in the Fund was valued at approximately $1,023,562.

     MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML JWH Strategic Allocation Fund L.P. and the Fund. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

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

     (e) Business Experience:
         -------------------
          See Item 10(a)(b) above.

     (f) Involvement in Certain Legal Proceedings:
         ----------------------------------------
          None.

     (g) Promoters and Control Persons:
         -----------------------------
          Not applicable.


Item 11: Executive Compensation
         ----------------------

     The directors and officers of MLIP are remunerated by Merrill Lynch in their respective positions. The Fund does not itself have any officers, directors or employees. The Fund pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding certain of the Fund's dollar Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Fund, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Fund or MLIP.

Item 12: Security Ownership of Certain Beneficial Owners and Management
         --------------------------------------------------------------

     (a) Security Ownership of Certain Beneficial Owners:
         -----------------------------------------------

     As of December 31, 1999, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

     (b) Security Ownership of Management:
         --------------------------------

     As of December 31, 1999, MLIP owned 9,627.94 Units (Unit-equivalent general partnership interests), which was approximately 2.46% of the total Units outstanding.

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

     No loans have been, are or will be outstanding between MLIP or any of its principals and the Fund.

     MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Fund.

     (b) Certain Business Relationships:
         ------------------------------

     MLF, an affiliate of MLIP, acts as the principal commodity broker for the Fund.

     In 1999, the Partnership expensed: (i) Brokerage Commissions of $3,969,972 to MLF, which included $718,757 in consulting fees earned by the Advisors; and
(ii) Administrative Fees of $159,099 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefit from possession of the Fund's assets, as well as from foreign exchange and EFP trading.

     See Item 1(c), "Narrative Description of Business -- Charges" and "--Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Fund.

     (c) Indebtedness of Management:
         --------------------------

          The Fund is prohibited from making any loans, to management or otherwise.

     (d) Transactions with Promoters:
         ---------------------------

          Not applicable.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K
         ----------------------------------------------------------------

     (a)1. Financial Statements (found in Exhibit 13.01):                                      Page
           ---------------------------------------------                                       ----
                                                                                              C>

           Independent Auditors' Report                                                           1

           Consolidated Statements of Financial Condition as of December 31, 1999 and 1998        2

           For the years ended December 31, 1999, 1998 and 1997:
                    Consolidated Statements of Operations                                         3
                    Consolidated Statements of Changes in Partners' Capital                       4

           Notes to Consolidated Financial Statements                                          5-12

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

     (a)3. Exhibits:
           --------

     The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

Designation                Description
-----------                -----------

1.01 Selling Agreement among the Fund, Merrill Lynch Investment Partners, Inc., Merrill Lynch Futures Inc., the Selling Agent and the Advisors.

Exhibit 1.01:       Is incorporated herein by reference from Exhibit 1.01
------------        contained in Amendment No. 1 to the Registration Statement
                    (Fil33-73914) filed on July 14, 1994, on Form S-1 under the
                    Securities Act of 1933 (the "Registrant's Registration
                    Statement.")

1.01(a) Form of Selling Agreement Amendment among the Fund, Merrill Lynch Investment Partners, Inc., Merrill Lynch Futures Inc., the Selling Agent and the Advisors.

Exhibit 1.01(a):    Is incorporated herein by reference from Exhibit 1.01(a)
---------------     contained in the Registrant's report on Form 10-K for the
                    year ended December 31, 1999.

3.01(i)             Amended and Restated Limited Partnership Agreement of the
                    Fund.

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

3.01(ii) Amended and Restated Limited Partnership Agreement of the Trading Partnership.

Exhibit 3.01(ii):   Is incorporated herein by reference from Exhibit 3.01(ii)
----------------    contained in Registrant's the Registration Statement.

3.05(ii) Amended and Restated Certificate of Limited Partnership of the Fund, dated July 27, 1995.

Exhibit 3.05(ii):   Is incorporated herein by reference from Exhibit 3.05(ii)
----------------    contained in the Registrant's report on Form 10-Q for the
                    Quarter Ended June 30, 1995.

10.01(h) Form of Advisory Agreement among the Fund, Merrill Lynch Investment Partners, Inc., Merrill Lynch Futures Inc. and each Advisor.

Exhibit 10.01(h):   Is incorporated herein by reference from Exhibit 10.01(h)
-----------------   contained in the Registrant's report on Form 10-Q for the
                    Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between Merrill Lynch Futures Inc. and each advisor.

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

Exhibit 10.07(a):   Is incorporated herein by reference from Exhibit 10.07
---------------     contained in the Registrant's Registration Statement (as
                    Exhibit D).

10.07(b) Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Fund.

Exhibit 10.07(b):   Is incorporated herein by reference from Exhibit 10.07
----------------    contained in the Registrant's Registration Statement.

10.08 Investment Advisory Contract between Merrill Lynch Futures, the Fund, the Trading Partnership and MLAM.

Exhibit 10.08:      Is incorporated herein by reference from Exhibit 10.08
-------------       contained in the Registrant's Registration Statement.

10.09(a) Form of Advisory and Consulting Agreement Amendment among MLIP, each Advisor, the Fund and Merrill Lynch Futures Inc.

Exhibit 10.09(a):   Is incorporated herein by reference from Exhibit 10.09(a)
----------------    contained in the Registrant's report on Form 10-K for the
                    year ended December 31, 1996.

10.09(b) Form of Amendment to the Customer Agreement among the Fund and MLF.

Exhibit 10.09(b):   Is incorporated herein by reference from Exhibit 10.09(b)
----------------    contained in the Registrant's report on Form 10-K for the
                    year ended December 31, 1996.

13.01               1999 Annual Report and Independent Auditors' Report.

Exhibit 13.01:      Is filed herewith.
-------------

28.01               Prospectus of the Fund dated January 25, 1996.

Exhibit 28.01:      Is incorporated by reference as filed with the Securities
-------------       and Exchange Commission pursuant to Rule 424 under the
                    Securities Act of 1933, Registration Statement (File No.
                    33-73914) on Form S-1 (effective January 25, 1996).

     (b) Report on Form 8-K:

          No reports on Form 8-K were filed during the fourth quarter of 1999.

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


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature                    Title                                                        Date
---------                    -----                                                        ----

/s/ John R. Frawley, Jr.     Chairman, Chief Executive Officer, President and Director    March 30, 2000
------------------------
John R. Frawley, Jr.         (Principal Executive Officer)


/s/ Michael L. Pungello      Vice President, Chief Financial Officer and Treasurer        March 30, 2000
------------------------
Michael L. Pungello          (Principal Financial and Accounting Officer)


/s/ Jeffrey F. Chandor       Senior Vice President, Director of Sales,                    March 30, 2000
------------------------
Jeffrey F. Chandor           Marketing and Research, and Director


/s/ Michael J. Perini        Director                                                     March 30, 2000
------------------------
Michael J. Perini


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners
Inc.)

MERRILL LYNCH INVESTMENT     General Partner of Registrant                                March 30, 2000
   PARTNERS INC.

By /s/ John R. Frawley, Jr.
   ------------------------
       John R. Frawley, Jr.


                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 1999 ON FORM 10-K

                                INDEX TO EXHIBITS


                         Exhibit
                         -------

Exhibit 13.01            1999 Annual Report and Independent Auditors' Report