Form 10-Q
period 2000-03-31
ML PRINCIPAL PROTECTION LP
filed 2000-05-15
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                      ML PRINCIPAL PROTECTION TRADING L.P.
                            (Rule 140 Co-Registrant)
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                         13-3750642 (Registrant)
-------------------------------             13-3775509 (Co-Registrant)
(State or other jurisdiction of             ----------------------------------
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

                                  609-282-6996
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                March 31,         December 31,
                                                                  2000               1999
                                                               (unaudited)
                                                            -----------------  ------------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premiums                                   $  6,123,883        $  3,226,441
    Net unrealized profit on open contracts                          153,397             677,742
Government Securities
   (Cost: $32,367,449 and $40,831,617)                            32,088,714          40,439,706
Cash                                                                  69,767               4,079
Accrued interest                                                     305,302             574,774
                                                            -----------------  ------------------

                TOTAL                                           $ 38,741,063        $ 44,922,742
                                                            =================  ==================

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                         $  1,584,631        $  2,118,255
    Profit Shares payable                                             16,982              51,547
    Brokerage commissions payable                                    198,037             231,473
    Administrative fees payable                                        8,071              11,076
                                                            -----------------  ------------------

            Total liabilities                                      1,807,721           2,412,351
                                                            -----------------  ------------------

Minority Interest                                                    823,639             827,623
                                                            -----------------  ------------------

PARTNERS' CAPITAL:
 General Partners (4,033 and 9,628 Units)                            428,765           1,023,562
 Limited Partners (335,611 and 381,113 Units)                     35,680,938          40,659,206
                                                            -----------------  ------------------

            Total partners' capital                               36,109,703          41,682,768
                                                            -----------------  ------------------

                TOTAL                                           $ 38,741,063        $ 44,922,742
                                                            =================  ==================

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)


                                             For the three      For the three
                                             months ended       months ended
                                              March 31,          March 31,
                                                2000               1999
                                           -----------------  -----------------
REVENUES:
    Trading profit (loss):
      Realized                                    $ 626,370         $  236,179
     Change in unrealized                          (411,169)          (560,927)
                                           -----------------  -----------------

            Total trading results                   215,201           (324,748)

     Interest income                                442,685            960,281
                                           -----------------  -----------------

            Total revenues                          657,886            635,533
                                           -----------------  -----------------

EXPENSES:
    Profit Shares                                    27,274             51,635
    Brokerage commissions                           629,879          1,187,564
    Administrative fees                              25,540             48,235
                                           -----------------  -----------------

            Total expenses                          682,693          1,287,434
                                           -----------------  -----------------

LOSS BEFORE
    MINORITY INTEREST                               (24,807)          (651,901)
                                           -----------------  -----------------

    Minority interest                                 3,984              9,338
                                           -----------------  -----------------

NET LOSS                                          $ (20,823)        $ (642,563)
                                           =================  =================


NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                 371,363            701,717
                                           =================  =================

    Weighted average net loss
     per General Partner
      and Limited Partner Unit                      $ (0.06)           $ (0.92)
                                           =================  =================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999
                                  (unaudited)

                                               Limited          General
                                 Units         Partners         Partner           Total
                            --------------  --------------   -------------   --------------
PARTNERS' CAPITAL,
  December 31, 1998               724,439    $ 78,371,558     $   735,280     $ 79,106,838

Subscriptions                      13,055       1,305,500         234,209        1,539,709

Net loss                                -        (636,676)         (5,887)        (642,563)

Redemptions                       (82,640)     (9,057,310)              -       (9,057,310)

Distributions                           -        (149,081)         (2,479)        (151,560)
                            --------------  --------------   -------------   --------------

PARTNERS' CAPITAL,
  March 31, 1999                  654,854    $ 69,833,991     $   961,123     $ 70,795,114
                            ==============  ==============   =============   ==============

PARTNERS' CAPITAL,
  December 31, 1999               390,741    $ 40,659,206     $ 1,023,562     $ 41,682,768

Net Income (loss)                       -         (24,407)          3,584          (20,823)

Redemptions                       (51,097)     (4,853,822)       (595,903)      (5,449,725)

Distributions                           -        (100,039)         (2,478)        (102,517)
                            --------------  --------------   -------------   --------------

PARTNERS' CAPITAL,
  March 31, 2000                  339,644    $ 35,680,938     $   428,765     $ 36,109,703
                            ==============  ==============   =============   ==============


See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                  (formerly ML Principal Protection Plus L.P.)
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership" or the "Fund") as of March 31, 2000, and the results of its operations for the three month period ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999 (the "Annual Report").

2.    NET ASSET VALUE PER UNIT

      At March 31, 2000 and December 31, 1999, the Net Asset Values of the different series of Units were:

                                              March 31, 2000

                               Net Asset             Number             Net Asset Value
                                 Value              of Units               per Unit
                            --------------      ---------------        ----------------
Series A Units                $ 7,496,560          67,169.0000              $111.61
Series B Units                    745,084           6,930.0000              $107.52
Series C Units                  1,160,255          10,857.0000              $106.87
Series D Units                  4,176,978          39,002.0000              $107.10
Series E Units                  3,313,363          30,856.0200              $107.38
Series F Units                  1,719,192          16,707.9800              $102.90
Series G Units                  1,445,747          13,765.5900              $105.03
Series H Units                  1,075,174          10,364.7250              $103.73
Series K Units                  3,664,825          34,144.0000              $107.33
Series L Units                  2,490,260          23,809.0000              $104.59
Series M Units                  2,215,168          20,878.8757              $106.10
Series N Units                  1,203,644          11,768.4278              $102.28
Series O Units                  3,221,083          31,397.7419              $102.59
Series P Units                    528,002           5,044.0000              $104.68
Series Q Units                    575,500           5,945.1908               $96.80
Series R Units                    823,349           8,414.0000               $97.85
Series S Units                    255,519           2,590.0000               $98.66
                            --------------      ---------------

Totals                       $ 36,109,703         339,643.5512
                            ==============      ===============

                                               December 31, 1999

                            Net Asset Value           Number           Net Asset Value
                            -----------------------------------------------------------
Series A Units                $ 7,960,220          71,300.0000             $ 111.64
Series B Units                    949,586           8,568.0000               110.83
Series C Units                  1,267,695          11,909.0000               106.45
Series D Units                  4,539,567          42,433.0000               106.98
Series E Units                  3,617,782          33,697.1800               107.36
Series F Units                  2,199,122          20,722.5800               106.12
Series G Units                  1,536,527          14,666.3400               104.77
Series H Units                  1,291,688          12,467.7250               103.60
Series K Units                  4,980,521          46,179.0000               107.85
Series L Units                  3,231,833          30,750.0000               105.10
Series M Units                  2,672,599          25,068.8757               106.61
Series N Units                  1,369,038          13,321.4278               102.77
Series O Units                  3,657,494          35,480.2419               103.09
Series P Units                    546,674           5,197.0000               105.19
Series Q Units                    579,321           5,955.6908                97.27
Series R Units                  1,017,139          10,344.0000                98.33
Series S Units                    265,962           2,681.0000                99.20
                            --------------      ---------------

Totals                       $ 41,682,768         390,741.0612
                            ==============      ===============

3.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of March 31, 2000, the Partnership has made the following distributions:


                Series         Distribution         Fixed-Rate        Discretionary
                                   Date            Distribution        Distribution
             ----------      ----------------    ----------------   -----------------
        2000
     --------
              Series B               1/1/00            $ 3.50       $           -
              Series F               1/1/00              3.50                   -
        1999
     --------
              Series A              10/1/99            $ 3.50       $           -
              Series B               1/1/99              3.50                   -
              Series C               4/1/99              3.50                   -
              Series D               7/1/99              3.50                1.00
              Series E              10/1/99              3.50                   -
              Series F               1/1/99              3.50                   -
              Series G               4/1/99              3.50                   -
              Series H               7/1/99              3.50                1.00
        1998
     --------
              Series A              10/1/98            $ 3.50                 $ -
              Series B               1/1/98              3.50                1.50
              Series C               4/1/98              3.50                   -
              Series D               7/1/98              3.50                   -
              Series E              10/1/98              3.50                   -
              Series F               1/1/98              3.50                1.25
              Series G               4/1/98              3.50                   -
              Series H               7/1/98              3.50                   -
        1997
     --------
              Series A              10/1/97            $ 3.50                 $ -
              Series B               1/1/97              3.50                3.00
              Series C               4/1/97              3.50                4.00
              Series D               7/1/97              3.50                1.00
              Series E              10/1/97              3.50                2.00
              Series F               1/1/97              3.50                2.50
              Series G               4/1/97              3.50                3.50
              Series H               7/1/97              3.50                2.50
        1996
     --------
              Series A              10/1/96            $ 3.50              $ 2.50
              Series B               1/1/96              3.50                2.50
              Series C               4/1/96              3.50                   -
              Series D               7/1/96              3.50                   -
              Series E              10/1/96              3.50                   -
        1995
     --------
              Series A              10/1/95            $ 3.50              $ 2.50

4.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. This Statement supercedes SFAS No. 119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. The General Partner does not believe that the adoption of the provisions of such Statement had a significant effect on the financial statements.

      SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics: (1) one or more underlyings and notional amounts or payment provisions; (2) requires no initial net investment or a smaller initial net investment than would be required for other types of contracts that would be expected to have a similar response to changes in market factors; and, (3) terms that require or permit net settlement. Generally, derivatives include futures, forwards, swaps, options or other financial instruments with similar characteristics such as caps, floors and collars.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Consolidated Statements of Financial Condition. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

      The General Partner has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While the General Partner does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, the General Partner may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, the General Partner's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

      CREDIT RISK

      The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading, and counterparties may also require margin in the over-the-counter markets.

      The credit risk associated with these instruments from counterparty nonperformance is the net unrealized profit, if any, included in the Consolidated Statements of Financial Condition.

      The Partnership attempts to mitigate credit risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, in its normal course of business, enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage arrangement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables and payables are offset and reported as a net receiveable or payable and are included in the Statement of Financial Condition under Equity from commodity futures trading accounts.


Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                  -----------------------------------------------
                             Jan.          Feb.         Mar.
                  -----------------------------------------------
                    1999  $114.49 (a)  $115.36 (a)  $114.86 (a)
                  -----------------------------------------------
                    2000  $112.80 (b)  $112.46 (b)  $111.61 (b)
                  -----------------------------------------------

(a) After reductions for distributions declared of $6.00, $6.00, $3.50 and $3.50 per Series A Unit as of October 1, 1995, 1996, 1997 and 1998, respectively.

(b) After reduction for a $3.50 per Series A Unit distribution declared on October 1, 1999 and the distributions described in (a), resulting in a total distribution of $22.50 inception to date.

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

January 1, 2000 to March 31, 2000

Energy trading was profitable for the quarter due to long crude oil and unleaded gas positions. Despite the possibility of OPEC increasing oil production by 5%, crude oil prices continued to rise as such a hike would still leave oil inventories at levels much below normal during the balance of the year. Prices began to decline in mid-March as Iran backed down from its position on the point of "no increase" and again later in the month as OPEC announced a production increase of 1.716 million barrels per day offsetting some gains from the previous two months.

In currency trading, the euro declined against the dollar as officials from the Group of Seven met and failed to express concern about the low levels of the European currency producing profits for the quarter. Some other contributing factors to the decline of the euro include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe.

Stock index trading was profitable for the quarter. Positions in IBEX 35 (Milan), DAX German Stock Index and CAC 40 Euro futures resulted in profits for the Fund. Investor sentiment in Germany has been positive, as German macroeconomic fundamentals continue to improve and in 2001, consumers will benefit from a large cut in personal income taxes. The last month of the quarter sustained profits in the Hong Kong Hang Seng and the S&P 500 as investors focused more on value stocks.

Agricultural commodity trading produced losses for the quarter. Gains in pork belly and coffee positions were outweighed by losses in short corn positions which were due to dry conditions in Argentina, which led to high corn prices.

Metals trading alternated from profitable to unprofitable, however, the sector ended the quarter with losses. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the LME. Late in the quarter, copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held.

Short Eurodollar trading was profitable as the currency continued to decline in January. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the quarter.

MLAM'S Cash Management

MLAM invests approximately 80% of the Fund's assets in Government Securities. As of March 31, 2000 and December 31, 1999, the Fund's MLAM account totalled approximately $32 million and $40 million, respectively.

As of March 31, 2000 the Fund's MLAM account held the following securities:


                                                                                                             Total
Par Value                 Description                     Rate          Maturity Date                      Fair Value
---------                 -----------                     ----          -------------                      ----------
          LONG-TERM
          ---------
3,000,000 Federal National Mortgage Association          5.375%       March 15, 2002                         2,915,400
1,000,000 U.S. Treasury Note                             5.750%       June 30, 2001                            991,641
1,000,000 U.S. Treasury Note                             5.750%       April 30, 2003                           981,172
4,700,000 U.S. Treasury Note                             5.875%       November 15, 2004                      4,617,016
                                                                                                         --------------

                                                                                            Subtotal      $  9,505,229
                                                                                                         --------------
          SHORT-TERM
          ----------
6,656,000 Federal Home Loan Mortgage Corporation         0.000%       April 11, 2000                      $  6,644,019
5,000,000 Federal National Mortgage Association          5.720%       January 9, 2001                        4,962,400
4,000,000 Federal National Mortgage Association          5.625%       March 15, 2001                         3,961,250
  760,000 U.S. Treasury Note                             6.000%       August 15, 2000                          759,644
1,275,000 U.S. Treasury Note                             4.625%       November 30, 2000                      1,261,403
1,300,000 U.S. Treasury Note                             4.500%       September 30, 2000                     1,288,930
2,000,000 U.S. Treasury Note                             4.500%       January 31, 2001                       1,970,469
1,750,000 U.S. Treasury Note                             5.375%       February 15, 2001                      1,735,370
                                                                                                         --------------

                                                                                            Subtotal      $ 22,583,485
                                                                                                         --------------

                                                                                            Total Debt    $ 32,088,714
                                                                                                         ==============

As of December 31, 1999, the Fund's MLAM account held the following securities:


                                                                                                             Total
Par Value                 Description                     Rate          Maturity Date                      Fair Value
---------                 -----------                     ----          -------------                      ----------
           LONG-TERM
           ---------
5,000,000 Federal National Mortgage Association          5.720%       January 9, 2001                        4,969,250
4,000,000 Federal National Mortgage Association          5.625%       March 15, 2001                         3,965,000
3,000,000 Federal National Mortgage Association          5.375%       March 15, 2002                         2,930,640
2,000,000 U.S. Treasury Note                             4.500%       January 31, 2001                       1,967,031
1,000,000 U.S. Treasury Note                             5.750%       June 30, 2001                            993,906
9,000,000 U.S. Treasury Note                             5.375%       February 15, 2001                      8,925,469
1,000,000 U.S. Treasury Note                             5.750%       April 30, 2003                           982,031
2,500,000 U.S. Treasury Note                             5.875%       November 15, 2004                      2,451,367
                                                                                                         --------------


                                                                                            Subtotal      $ 27,184,694
                                                                                                         --------------
          SHORT-TERM
          ----------
8,710,000 Federal Home Loan Discount Note                0.000%       January 14, 2000                     $ 8,692,580
  112,000 Federal Home Loan Mortgage Corporation         0.000%       January 14, 2000                         111,776
1,000,000 U.S. Treasury Note                             6.000%       August 15, 2000                        1,000,469
1,500,000 U.S. Treasury Note                             4.625%       November 30, 2000                      1,472,687
2,000,000 U.S. Treasury Note                             4.500%       September 30, 2000                     1,977,500
                                                                                                         --------------

                                                                                            Subtotal      $ 13,255,012
                                                                                                         --------------

                                                                                            Total Debt    $ 40,439,706
                                                                                                         ==============



PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.     Changes in Securities and Use of Proceeds

            (a) None.
            (b) None.
            (c) None.
            (d) The Fund has registered with an aggregate price of
                $462,114,000. Through March 31, 2000 the Fund has sold units with an aggregate price of $164,506,495.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K.

              (a)  Exhibits

            There are no exhibits required to be filed with this report.

              (b)  REPORTS ON FORM 8-K

            There were no reports on Form 8-K filed during the first three months of fiscal 2000.

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



                                  ML PRINCIPAL PROTECTION L.P.
                                  ----------------------------
                                  (formerly ML Principal Protection Plus L.P.)




                             By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           (General Partner)




Date:  May 15, 2000             By /s/ JOHN  R. FRAWLEY, JR.
                                -------------------------
                                John R. Frawley, Jr.
                                Chairman, Chief Executive Officer,
                                President and Director




Date:  May 15, 2000             By /s/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer