Form 10-Q
period 2000-06-30
ML PRINCIPAL PROTECTION LP
filed 2000-08-14
CIK 917259

f

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

              Delaware                         13-3750642 (Registrant)
-------------------------------                13-3775509 (Co-Registrant)
(State or other jurisdiction of                --------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                June 30,          December 31,
                                                                                  2000               1999
                                                                              (unaudited)
                                                                            -----------------  ------------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and options premiums                                                    $ 6,158,201         $ 3,226,441
    Net unrealized profit on open contracts                                          195,053             677,742
Government Securities (Cost: $40,831,617)                                                  -          40,439,706
Commercial Paper (Cost: $27,442,661)                                              27,502,076                   -
Cash                                                                                   7,341               4,079
Accrued interest                                                                     117,896             574,774
                                                                            -----------------  ------------------

                TOTAL                                                           $ 33,980,567        $ 44,922,742
                                                                            =================  ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                          $ 1,517,329         $ 2,118,255
    Profit Shares payable                                                                296              51,547
    Brokerage commissions payable                                                    146,513             231,473
    Administrative fees payable                                                        6,235              11,076
                                                                            -----------------  ------------------

            Total liabilities                                                      1,670,373           2,412,351
                                                                            -----------------  ------------------

Minority Interest                                                                    801,109             827,623
                                                                            -----------------  ------------------

PARTNERS' CAPITAL:
 General Partners (4,033 and 9,628 Units)                                            419,177           1,023,562
 Limited Partners (298,903 and 381,113 Units)                                     31,089,908          40,659,206
                                                                            -----------------  ------------------

            Total partners' capital                                               31,509,085          41,682,768
                                                                            -----------------  ------------------

                TOTAL                                                           $ 33,980,567        $ 44,922,742
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

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the three      For the three        For the six        For the six
                                             months ended       months ended       months ended        months ended
                                               June 30,           June 30,           June 30,            June 30,
                                                 2000               1999               2000                1999
                                           -----------------  -----------------   ----------------   -----------------
REVENUES:
    Trading profit (loss):
     Realized                                 $  (1,171,588)       $ 1,387,708         $ (545,218)        $ 1,623,887
     Change in unrealized                           323,325           (223,764)           (87,844)           (784,691)
                                           -----------------  -----------------   ----------------   -----------------

            Total trading results                  (848,263)         1,163,944           (633,062)            839,196
                                           -----------------  -----------------   ----------------   -----------------

     Interest income                                633,070            857,436          1,075,755           1,817,717
                                           -----------------  -----------------   ----------------   -----------------

            Total revenues                         (215,193)         2,021,380            442,693           2,656,913
                                           -----------------  -----------------   ----------------   -----------------

EXPENSES:
    Profit Shares                                    (8,228)           192,253             19,046             243,888
    Brokerage commissions                           494,238          1,060,157          1,124,117           2,247,721
    Administrative fees                              20,644             42,863             46,184              91,098
                                           -----------------  -----------------   ----------------   -----------------

            Total expenses                          506,654          1,295,273          1,189,347           2,582,707
                                           -----------------  -----------------   ----------------   -----------------

INCOME (LOSS) BEFORE
    MINORITY INTEREST                              (721,847)           726,107           (746,654)             74,206
                                           -----------------  -----------------   ----------------   -----------------

    Minority interest                                22,531             (8,800)            26,515                 538
                                           -----------------  -----------------   ----------------   -----------------

NET INCOME (LOSS)                                $ (699,316)         $ 717,307         $ (720,139)           $ 74,744
                                           =================  =================   ================   =================


NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                                 328,546            618,439            349,954             660,078
                                           =================  =================   ================   =================

    Weighted average net income (loss)
      per General Partner
      and Limited Partner Unit                      $ (2.13)            $ 1.16            $ (2.06)             $ 0.11
                                           =================  =================   ================   =================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (UNAUDITED)

                                                  General            Limited
                                 Units            Partner            Partners              Total
                            -----------------  ---------------   -----------------   -------------------
PARTNERS' CAPITAL,
  December 31, 1998                  724,439        $ 735,280        $ 78,371,558          $ 79,106,838

Subscriptions                         15,735          266,194           1,307,406             1,573,600

Net income                                 -            4,167              70,577                74,744

Redemptions                         (163,907)           -             (17,638,140)          (17,638,140)

Distributions                         -                (5,339)           (288,968)             (294,307)
                            -----------------  ---------------   -----------------   -------------------

PARTNERS' CAPITAL,
  June 30, 1999                      576,267      $ 1,000,302        $ 61,822,433          $ 62,822,735
                            =================  ===============   =================   ===================

PARTNERS' CAPITAL,
  December 31, 1999                  390,741      $ 1,023,562        $ 40,659,206          $ 41,682,768

Net loss                                   -           (5,023)           (715,116)             (720,139)

Redemptions                          (87,805)        (595,903)         (8,668,945)           (9,264,848)

Distributions                          -               (3,459)           (185,237)             (188,696)
                            -----------------  ---------------   -----------------   -------------------

PARTNERS' CAPITAL,
  June 30, 2000                      302,936        $ 419,177        $ 31,089,908          $ 31,509,085
                            =================  ===============   =================   ===================

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                  (FORMERLY ML PRINCIPAL PROTECTION PLUS L.P.)
                        (A DELAWARE LIMITED PARTNERSHIP)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership") as of June 30, 2000, and the results of its operations for the six month period ended June 30, 2000 and June 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   NET ASSET VALUE PER UNIT

     At June 30, 2000 and December 31, 1999, the Net Asset Values of the different series of Units were:

                                              June 30, 2000

                            Net Asset             Number             Net Asset Value
                              Value              of Units               per Unit
                         -----------------  -------------------    --------------------
Series A Units                $ 6,945,683          63,333.0000                $109.67
Series B Units                    645,466           6,080.0000                 106.16
Series C Units                  1,063,167          10,367.0000                 102.55
Series D Units                  3,216,609          30,468.0000                 105.57
Series E Units                  3,058,658          28,954.1800                 105.64
Series F Units                  1,449,954          14,240.9200                 101.82
Series G Units                  1,189,839          11,848.5800                 100.42
Series H Units                    984,801           9,624.4150                 102.32
Series K Units                  3,185,948          30,517.0000                 104.40
Series L Units                  2,009,976          19,757.0300                 101.73
Series M Units                  2,039,547          19,763.8757                 103.20
Series N Units                    894,293           8,989.9278                  99.48
Series O Units                  2,902,494          29,087.7419                  99.78
Series P Units                    499,419           4,905.0000                 101.82
Series Q Units                    559,772           5,945.1908                  94.16
Series R Units                    653,317           6,864.0000                  95.18
Series S Units                    210,142           2,190.0000                  95.96
                         -----------------  -------------------

Totals                       $ 31,509,085         302,935.8612
                         =================  ===================

                                               December 31, 1999

                          Net Asset Value           Number           Net Asset Value
                         --------------------------------------------------------------
Series A Units                $ 7,960,220          71,300.0000                $ 111.64
Series B Units                    949,586           8,568.0000                  110.83
Series C Units                  1,267,695          11,909.0000                  106.45
Series D Units                  4,539,567          42,433.0000                  106.98
Series E Units                  3,617,782          33,697.1800                  107.36
Series F Units                  2,199,122          20,722.5800                  106.12
Series G Units                  1,536,527          14,666.3400                  104.77
Series H Units                  1,291,688          12,467.7250                  103.60
Series K Units                  4,980,521          46,179.0000                  107.85
Series L Units                  3,231,833          30,750.0000                  105.10
Series M Units                  2,672,599          25,068.8757                  106.61
Series N Units                  1,369,038          13,321.4278                  102.77
Series O Units                  3,657,494          35,480.2419                  103.09
Series P Units                    546,674           5,197.0000                  105.19
Series Q Units                    579,321           5,955.6908                   97.27
Series R Units                  1,017,139          10,344.0000                   98.33
Series S Units                    265,962           2,681.0000                   99.20
                         -----------------  -------------------

Totals                       $ 41,682,768         390,741.0612
                         =================  ===================

3.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of June 30, 2000, the Partnership has made the following distributions:

             Series         Distribution        Fixed-Rate      Discretionary
                                Date           Distribution     Distribution
          ----------    ------------------- ----------------- -----------------
     2000
----------
           Series B              1/1/00             $ 3.50      $            -
           Series C              4/1/00               3.50                   -
           Series F              1/1/00               3.50                   -
           Series G              4/1/00               3.50                   -
     1999
----------
           Series A             10/1/99             $ 3.50      $            -
           Series B              1/1/99               3.50                   -
           Series C              4/1/99               3.50                   -
           Series D              7/1/99               3.50                1.00
           Series E             10/1/99               3.50                   -
           Series F              1/1/99               3.50                   -
           Series G              4/1/99               3.50                   -
           Series H              7/1/99               3.50                1.00
     1998
----------
           Series A             10/1/98             $ 3.50      $            -
           Series B              1/1/98               3.50                1.50
           Series C              4/1/98               3.50                   -
           Series D              7/1/98               3.50                   -
           Series E             10/1/98               3.50                   -
           Series F              1/1/98               3.50                1.25
           Series G              4/1/98               3.50                   -
           Series H              7/1/98               3.50                   -
     1997
----------
           Series A             10/1/97             $ 3.50      $            -
           Series B              1/1/97               3.50                3.00
           Series C              4/1/97               3.50                4.00
           Series D              7/1/97               3.50                1.00
           Series E             10/1/97               3.50                2.00
           Series F              1/1/97               3.50                2.50
           Series G              4/1/97               3.50                3.50
           Series H              7/1/97               3.50                2.50
     1996
----------
           Series A             10/1/96             $ 3.50      $         2.50
           Series B              1/1/96               3.50                2.50
           Series C              4/1/96               3.50                   -
           Series D              7/1/96               3.50                   -
           Series E             10/1/96               3.50                   -
     1995
----------
           Series A             10/1/95             $ 3.50      $         2.50

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

     The Partnership, in its normal course of business, enters into various contracts with MLF acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables and payables are offset and reported as a net receivable or payable and are included in the Consolidated Statements of Financial Condition under Equity in commodity futures trading accounts.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

------------------------------------------------------------------------------
           Jan.        Feb.       Mar.        Apr.         May        Jun.
------------------------------------------------------------------------------
 1999   $114.49 (a) $115.36 (a) $114.86 (a) $116.14 (a) $114.75 (a) $116.00 (a)
------------------------------------------------------------------------------
 2000   $112.80 (b) $112.46 (b) $111.61 (b) $110.11 (b) $110.85 (b) $109.67 (b)
------------------------------------------------------------------------------

(a) After reduction for distributions declared of $6.00, $6.00, $3.50 and $3.50 per Series A Unit as of October 1, 1995, 1996, 1997, and 1998 respectively.

(b) After reduction for a $3.50 per Series A Unit distribution declared on October 1, 1999 and the distributions described in (a), resulting in a total distribution of $22.50 inception to date.

As of July 1, 1996, the Partnership changed its name to ML Principal Protection L.P. Such change was due to the General Partner restructuring the continuous offerings to be sold without a guaranteed annual fixed-rate distribution or a discretionary distribution as previously offered under ML Principal Protection Plus L.P.

Performance Summary

January 1, 1999 to June 30, 1999
--------------------------------

January 1, 1999 to March 31, 1999


The Partnership profited from trading in crude oil, heating oil, and unleaded gas. As the year opened, the global oil balance continued to show signs of being lopsided with estimated year-end 1998 inventories at their highest levels since 1984. During January, petroleum stocks rose by 21 million barrels compared with a typical gain of 6 to 7 million barrels. Then, on March 23, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference. These new production cuts were scheduled to go into effect on April 1 and proved to be harbingers of higher prices for crude.

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

The Partnership suffered losses in currency trading during the quarter, as losses in Japanese yen overpowered gains in Swiss francs. On a trade-weighted basis, the Swiss franc ended the quarter at close to a seven-month low, mostly as a result of the stronger U.S. dollar. In January, the yen had advanced by nearly 35% against the dollar since early in August, and the Bank of Japan lowered rates to keep the economy sufficiently liquid so as to allow fiscal spending to restore some growth to the economy and to drive down the surging yen.

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

April 1, 1999 to June 30, 1999

The Partnership profited in interest rate trading from short positions in Euro dollars, U.S. 10-year Treasury notes and U.S. Treasury bonds as the flight to quality in the bond market reversed during the first half of 1999 and concerns about higher interest rates continued to rattle the financial markets.

Stock index trading also resulted in gains overall for the quarter, as positions in Hang Seng, Nikkei 225 and Topix Indices all generated profits when equity markets rallied worldwide in April and June.

The energy sector was profitable as positions in crude oil and natural gas offset losses in gas oil trading. The focus of attention in the natural gas markets since the end of winter was the sharply lower than year-ago storage injection activity. Crude oil prices rallied much higher and faster than expected following last quarter's ratification of an OPEC/non-OPEC agreement to cut production by over 2 million barrels per day. Natural gas prices also rallied sharply over the quarter, reflecting, in part, growing concerns about a decline in US natural gas production.

Trading in the agricultural markets resulted in losses for the Partnership. Gains from live cattle positions were offset by losses from short corn and hog positions. Agricultural commodities, in particular corn, were weak almost across the board as they were saddled with negative supply/demand balances. In the beginning of the quarter, continued wetness across the corn belt led to early planting delays.

Currency trading also resulted in losses for the Partnership. Gains in Euro trading were offset by losses sustained in the British pound and short positions in the Canadian dollar. After suffering under the weight of lower commodity prices and the Asian recession, the Canadian dollar underwent a significant rally in the first half of 1999, moving up about 3 cents from the end of 1998. It has been in a corrective mode since early May, but unlike past years has retained much of its gain.

In the metals sector, gains from short gold positions were overshadowed by losses in copper and nickel trading. Throughout the first half of 1999, gold prices were in a state of gradual erosion and in early June, hit their lowest levels in over 20 years. Gold continued to show a lack of response to political and military events such as Kosovo and also lost most of its role as a monetary asset and flight to safety vehicle. The economic scenario for Asia, Brazil, emerging market nations and Europe helped keep copper and other base metals on the defensive as demand reached with virtually no supply side response.

January 1, 2000 to June 30, 2000
--------------------------------

January 1, 2000 to March 31, 2000

Energy trading was profitable for the quarter due to long crude oil and unleaded gas positions. Despite the possibility of OPEC increasing oil production by 5%, crude oil prices continued to rise as such a hike would still leave oil inventories at levels much below normal during the balance of the year. Prices began to decline in mid-March as Iran backed down from its position on the point of "no increase" and again later in the month as OPEC announced a production increase of 1.716 million barrels/day offsetting some gains from the previous two months.

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

Stock index trading was profitable for the quarter. Positions in IBEX 35 (Milan), DAX German Stock Index and CAC 40 Euro futures resulted in profits for the Partnership. Investor sentiment in Germany has been positive, as German macroeconomic fundamentals continue to improve and in 2001, consumers will benefit from a large cut in personal income taxes. The last month of the quarter sustained profits in the Hong Kong Hang Seng and the S&P 500 as investors focused more on value stocks.

Agricultural commodity trading produced losses for the quarter. Gains in pork belly and coffee positions were outweighed by losses in short corn positions which were due to dry conditions in Argentina, which led to high corn prices.

Metals trading alternated from profitable to unprofitable; however, the sector ended the quarter with losses. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the LME. Late in the quarter, copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held.

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

April 1, 2000 to June 30, 2000

Long natural gas positions proved to be profitable throughout the quarter; however, crude oil faced whipsaw market conditions. Prices on crude oil declined early in the quarter in the wake of OPEC's March decision to increase production; however, prices later rose as the International Energy Agency reported the need for additional OPEC oil to prevent a shortage in inventory. In June, long positions of light crude oil resulted in profits despite OPEC's agreement to raise the production ceiling effective July 1. Prices sustained their levels because the market was looking for a larger production hike.

Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

Agriculture trading was unprofitable for the quarter as losses in corn and soybean positions resulted in losses for the sector. Long positions in both commodities were unprofitable as weather and soil conditions appear favorable for an abundance of supply. The mid-month USDA grain crop report projected a 12% rise in soybean inventories from last season and the corn crop to be the third largest on record. This resulted in fears of an abundance of supply and therefore, lower prices for both commodities.

In metals trading, short aluminum positions were profitable early in the quarter as a refinery indicated that it will return to operation this year, adding supply to the market. During the middle of the quarter, copper trading resulted in losses for the sector. A Freeport Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. As has been the ongoing pattern, gold showed virtually no response to activities in the financial and equity markets, including the surge in energy prices.

Stock index trading was unprofitable as losses were sustained in Nikkei 225 and S&P 500 positions in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy.

Interest rate trading results were unprofitable for the quarter. Early on, losses were incurred from U.S. Treasury bond. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Short positions resulted in losses as the Euro dollar improved after the European Central Bank's 50 basis point repo rate hike.

MLAM'S Cash Management

Prior to May 26, 2000, MLAM invested approximately 80% of the Partnership's assets in Government Securities. On May 26, 2000, the MLAM account was liquidated and Government Securities were converted to Commercial Paper holdings. As of June 30, 2000 the Partnership held approximately $27.5 million of Commercial Paper. As of December 31, 1999, the Partnership's MLAM account totaled approximately $40 million.

As of June 30, 2000 the Fund held the following securities:

  Par Value                   Description                          Maturity Date                     Fair Value
  ---------                   -----------                          -------------                     ----------

               SHORT-TERM

  1,037,000 IBM Commercial Paper                                 July 10, 2000                           $  1,035,131
  1,037,000 Prudential Funding Commercial Paper                  July 10, 2000                              1,035,128
  3,378,000 Ford Motor Commercial Paper                          July 21, 2000                              3,365,152
  3,378,000 IBM Commercial Paper                                 July 21, 2000                              3,365,172
  1,108,000 General Electric Commercial Paper                    August 8, 2000                             1,100,156
  1,108,000 General Motors Commercial Paper                      August 8, 2000                             1,100,144
  3,609,000 Citicorp Commercial Paper                            August 21, 2000                            3,575,063
  3,609,000 John Deere Commercial Paper                          August 21, 2000                            3,575,063
  1,114,000 Ford Motor Commercial Paper                          September 8, 2000                          1,099,812
  1,114,000 Hertz Commercial Paper                               September 8, 2000                          1,099,812
  3,629,000 American General Commercial Paper                    September 19, 2000                         3,575,844
  3,629,000 General Motors Commercial Paper                      September 19, 2000                         3,575,599
                                                                                                     ----------------

                                                                                     Total Debt         $  27,502,076
                                                                                                     ================

As of December 31, 1999, the Fund's MLAM account held the following securities:


                                                                                                       Total
  Par Value                   Description              Rate        Maturity Date                     Fair Value
  ---------                   -----------              ----        -------------                     ----------

               LONG-TERM

  5,000,000 Federal National Mortgage Association      5.720%    January 9, 2001                         $  4,969,250
  4,000,000 Federal National Mortgage Association      5.625%    March 15, 2001                             3,965,000
  3,000,000 Federal National Mortgage Association      5.375%    March 15, 2002                             2,930,640
  2,000,000 U.S. Treasury Note                         4.500%    January 31, 2001                           1,967,031
  1,000,000 U.S. Treasury Note                         5.750%    June 30, 2001                                993,906
  9,000,000 U.S. Treasury Note                         5.375%    February 15, 2001                          8,925,469
  1,000,000 U.S. Treasury Note                         5.750%    April 30, 2003                               982,031
  2,500,000 U.S. Treasury Note                         5.875%    November 15, 2004                          2,451,367
                                                                                                     ----------------


                                                                                     Subtotal            $ 27,184,694
                                                                                                     ----------------
              SHORT-TERM

    8,710,000 Federal Home Loan Discount Note          0.000%    January 14, 2000                         $ 8,692,580
      112,000 Federal Home Loan Mortgage Corporation   0.000%    January 14, 2000                             111,776
    1,000,000 U.S. Treasury Note                       6.000%    August 15, 2000                            1,000,469
    1,500,000 U.S. Treasury Note                       4.625%    November 30, 2000                          1,472,687
    2,000,000 U.S. Treasury Note                       4.500%    September 30, 2000                         1,977,500
                                                                                                     ----------------

                                                                                     Subtotal            $ 13,255,012
                                                                                                     ----------------

                                                                                     Total Debt          $ 40,439,706
                                                                                                     ================

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.     Changes in Securities and Use of Proceeds

            (a) None.
            (b) None.
            (c) None.
            (d) The Fund has units registered with an aggregate price of
                $462,114,000. Through June 30, 2000 the Fund has sold units with an aggregate price of $164,506,495.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K.

             (a)  Exhibits

            There are no exhibits required to be filed with this report.

             (b)  REPORTS ON FORM 8-K
            There were no reports on Form 8-K filed during the first six months of fiscal 2000.

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



                                    ML PRINCIPAL PROTECTION L.P.
                                    ----------------------------
                                    (formerly ML Principal Protection Plus L.P.)




                               By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                       (General Partner)




Date:  August 15, 2000         By /s/ JOHN  R. FRAWLEY, JR.
                                  -------------------------
                                  John R. Frawley, Jr.
                                  Chairman, Chief Executive Officer,
                                  President and Director




Date:  August 15, 2000         By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer