Form 10-Q
period 2000-09-30
ML PRINCIPAL PROTECTION LP
filed 2000-11-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

           Delaware                                13-3750642 (Registrant)
-----------------------------------               13-3775509 (Co-Registrant)
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

                                  609-282-6996
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                             September 30,        December 31,
                                                                                  2000               1999
                                                                              (unaudited)
                                                                            -----------------  ------------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash and options premiums                                                   $    296,924        $  3,226,441
    Net unrealized profit on open contracts                                           69,558             677,742
Investments                                                                       20,261,311                   -
Government Securities (Cost: $40,831,617)                                                  -          40,439,706
Commercial Paper (Cost: $5,761,536)                                                5,808,995                   -
Receivable from Investments                                                        2,076,886                   -
Accrued interest                                                                         287             574,774
Cash                                                                                       -               4,079
                                                                            -----------------  ------------------

                TOTAL                                                           $ 28,513,961        $ 44,922,742
                                                                            =================  ==================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                                         $    778,086        $  2,118,255
    Profit Shares payable                                                                  -              51,547
    Brokerage commissions payable                                                          -             231,473
    Administrative fees payable                                                            -              11,076
                                                                            -----------------  ------------------

            Total liabilities                                                        778,086           2,412,351
                                                                            -----------------  ------------------

Minority Interest                                                                    772,155             827,623
                                                                            -----------------  ------------------

PARTNERS' CAPITAL:
 General Partners (4,033 and 9,628 Units)                                            406,326           1,023,562
 Limited Partners (262,698 and 381,113 Units)                                     26,557,394          40,659,206
                                                                            -----------------  ------------------

            Total partners' capital                                               26,963,720          41,682,768
                                                                            -----------------  ------------------

                TOTAL                                                           $ 28,513,961        $ 44,922,742
                                                                            =================  ==================

NET ASSET VALUE PER UNIT (NOTE 2)

See notes to consolidated financial statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            For the three      For the three       For the nine        For the nine
                                             months ended       months ended       months ended        months ended
                                            September 30,      September 30,       September 30,      September 30,
                                                 2000               1999               2000                1999
                                           -----------------  -----------------   ----------------   -----------------
REVENUES:
    Trading profit (loss):
      Realized                                   $  (65,030)        $ (442,255)      $   (610,248)        $ 1,181,632
      Change in unrealized                         (114,967)           273,546           (202,811)           (511,145)
                                           -----------------  -----------------   ----------------   -----------------

            Total trading results                  (179,997)          (168,709)          (813,059)            670,487
                                           -----------------  -----------------   ----------------   -----------------

     Loss from Investments                         (680,218)                 -           (680,218)                  -
     Interest income                                368,223            887,271          1,443,978           2,604,988
                                           -----------------  -----------------   ----------------   -----------------

            Total revenues                         (491,992)           718,562            (49,299)          3,275,475
                                           -----------------  -----------------   ----------------   -----------------

EXPENSES:
    Profit Shares                                       110             16,438             19,156             260,326
    Brokerage commissions                           274,152            963,803          1,398,269           3,211,524
    Administrative fees                               7,787             37,685             53,971             128,785
                                           -----------------  -----------------   ----------------   -----------------

            Total expenses                          282,049          1,017,926          1,471,396           3,600,635
                                           -----------------  -----------------   ----------------   -----------------

LOSS BEFORE MINORITY
    INTEREST                                       (774,041)          (299,364)        (1,520,695)           (325,160)
                                           -----------------  -----------------   ----------------   -----------------

    Minority interest                                28,954              8,999             55,469               9,537
                                           -----------------  -----------------   ----------------   -----------------

NET LOSS                                         $ (745,087)        $ (290,365)      $ (1,465,226)        $  (315,623)
                                           =================  =================   ================   =================


NET LOSS PER UNIT:
    Weighted average number of units
        outstanding                                 291,576            544,572            330,495             621,576
                                           =================  =================   ================   =================

    Weighted average net loss
      per General Partner
      and Limited Partner Unit                   $    (2.56)        $    (0.53)      $      (4.43)        $     (0.51)
                                           =================  =================   ================   =================

See notes to consolidated financial statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999
                                   (UNAUDITED)

                                                  General            Limited
                                 Units            Partner            Partners              Total
                            -----------------  ---------------   -----------------   -------------------
PARTNERS' CAPITAL,
  December 31, 1998                  724,439      $   735,280        $ 78,371,558          $ 79,106,838

Subscriptions                         15,736          300,038           1,273,562             1,573,600

Net loss                                   -           (3,030)           (312,593)             (315,623)

Redemptions                         (262,400)              -          (28,284,739)          (28,284,739)

Distributions                              -          (10,433)           (578,878)             (589,311)
                            -----------------  ---------------   -----------------   -------------------

PARTNERS' CAPITAL,
  September 30, 1999                 477,775      $ 1,021,855        $ 50,468,910          $ 51,490,765
                            =================  ===============   =================   ===================

PARTNERS' CAPITAL,
  December 31, 1999                  390,741      $ 1,023,562        $ 40,659,206          $ 41,682,768

Net loss                                   -          (15,855)         (1,449,371)           (1,465,226)

Redemptions                         (124,010)        (595,902)        (12,328,900)          (12,924,802)

Distributions                              -           (5,479)           (323,541)             (329,020)
                            -----------------  ---------------   -----------------   -------------------

PARTNERS' CAPITAL,
  September 30, 2000                 266,731      $   406,326        $ 26,557,394          $ 26,963,720
                            =================  ===============   =================   ===================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                  (formerly ML Principal Protection Plus L.P.)
                        (A DELAWARE LIMITED PARTNERSHIP)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership") as of September 30, 2000, and the results of its operations for the three and nine month period ended September 30, 2000 and September 30, 1999. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

2.   INVESTMENTS

     Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed future funds sponsored by Merrill Lynch Investment Partners Inc. ("MLIP"). The Partnership is no longer trading directly through managed accounts with each of its Trading Advisors, but is investing in a limited liability company, ML Multi-Manager Portfolio LLC ("MM LLC"). As of September 1, 2000, the Multi-Manager LLC had an aggregate capitalization of approximately $264 million.

     The consolidation was effected by having the Partnership close its existing individual trading accounts and invest in MM LLC, which maintains a single account with each Advisor selected. MM LLC is managed by MLIP, has no investors other than multi-advisor funds sponsored by MLIP, and serves solely as the vehicle through which the assets of such funds are combined in order to be managed through single rather than multiple accounts.

     The consolidation of the Partnership's trading accounts through MM LLC should result in improved order execution. By investing in MM LLC rather than trading as separate entities, participating funds receive the same price on their allocable portions of bulk orders rather than MLIP having to allocate individual contracts acquired at different prices among different fund accounts. In addition, by pooling their capital in MM LLC, participating funds are able to maintain access to the full range of Trading Advisors - irrespective of how small an individual fund's capital base may become.

     No additional fees or charges will be incurred by the Partnership or any investor as a result of the consolidation. MLIP will absorb all costs related to the consolidation. As a result of consolidating the Partnership's trading accounts, Merrill Lynch Futures Inc. ("MLF"), which receives flat-rate brokerage fees from the Partnership, should be able to recognize future savings on its trade processing costs. MLIP and MLF are responsible for the administration and monitoring of MM LLC as well as each participating fund, and in doing so will have access to the same "real time" trade and position information as was the case for the Partnership's managed accounts.

     As of September 30, 2000 the Partnership had an investment in MM LLC of $20,261,311.

     Total revenues and fees with respect to the Partnership's investment are set forth as follows:

For the three months               Total           Brokerage         Administrative         Profit             Loss from
ended September 30, 2000          Revenue         Commissions             Fees              Shares            Investments
                               --------------    ---------------    -----------------    -------------    -------------------
MM LLC                              (529,220)           143,029                4,768            3,201               (680,218)
                               --------------    ---------------    -----------------    -------------    -------------------

For the nine months                Total           Brokerage         Administrative         Profit        Loss from Investments
ended September 30, 2000          Revenue         Commissions             Fees              Shares
                               --------------    ---------------    -----------------    -------------    -------------------
MM LLC                              (529,220)           143,029                4,768            3,201               (680,218)
                               --------------    ---------------    -----------------    -------------    -------------------

A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           MM LLC
                  -------------------------

                       September 30,
                            2000
                        (unaudited)
                  -------------------------
Assets              $         242,877,843
                  =========================

Liabilities         $           1,459,756
Members' Capital              241,418,087
                  -------------------------

Total               $         242,877,843
                  =========================


                      For the three months       For the nine months
                  ended September 30, 2000     ended September 30, 2000
                         (unaudited)                  (unaudited)
                  -------------------------    ------------------------
Revenues            $          (4,176,959)     $            (1,725,034)

Expenses                        2,411,044                    6,397,178
                  -------------------------    ------------------------

Net Loss            $          (6,588,003)     $            (8,122,212)
                  =========================    ========================

3.    NET ASSET VALUE PER UNIT

     At September 30, 2000 and December 31, 1999, the Net Asset Values of the different series of Units were:

                                            September 30, 2000

                            Net Asset             Number             Net Asset Value
                              Value              of Units               per Unit
                         -----------------  -------------------    --------------------
Series A Units               $  6,374,539          59,439.0000                $ 107.25
Series B Units                    486,829           4,657.0000                  104.54
Series C Units                    850,431           8,367.0000                  101.64
Series D Units                  2,789,089          27,813.0000                  100.28
Series E Units                  2,694,329          26,040.3800                  103.47
Series F Units                  1,289,084          12,821.5400                  100.54
Series G Units                    946,424           9,548.5800                   99.12
Series H Units                    821,515           8,454.4150                   97.17
Series K Units                  2,953,232          29,349.0000                  100.62
Series L Units                  1,648,430          16,811.0300                   98.06
Series M Units                  1,894,798          19,049.9607                   99.46
Series N Units                    579,108           6,039.9278                   95.88
Series O Units                  2,029,608          21,102.7419                   96.18
Series P Units                    448,006           4,565.0000                   98.14
Series Q Units                    450,916           4,968.6908                   90.75
Series R Units                    578,872           6,314.0000                   91.68
Series S Units                    128,510           1,390.0000                   92.45
                         -----------------  -------------------
Totals                       $ 26,963,720         266,731.2662
                         =================  ===================

                                               December 31, 1999

                                                    Number           Net Asset Value
                          Net Asset Value          of Units              Per Unit
                         -----------------  -------------------    --------------------
Series A Units               $  7,960,220          71,300.0000                $ 111.64
Series B Units                    949,586           8,568.0000                  110.83
Series C Units                  1,267,695          11,909.0000                  106.45
Series D Units                  4,539,567          42,433.0000                  106.98
Series E Units                  3,617,782          33,697.1800                  107.36
Series F Units                  2,199,122          20,722.5800                  106.12
Series G Units                  1,536,527          14,666.3400                  104.77
Series H Units                  1,291,688          12,467.7250                  103.60
Series K Units                  4,980,521          46,179.0000                  107.85
Series L Units                  3,231,833          30,750.0000                  105.10
Series M Units                  2,672,599          25,068.8757                  106.61
Series N Units                  1,369,038          13,321.4278                  102.77
Series O Units                  3,657,494          35,480.2419                  103.09
Series P Units                    546,674           5,197.0000                  105.19
Series Q Units                    579,321           5,955.6908                   97.27
Series R Units                  1,017,139          10,344.0000                   98.33
Series S Units                    265,962           2,681.0000                   99.20
                         -----------------  -------------------

Totals                       $ 41,682,768         390,741.0612
                         =================  ===================

4.    ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of September 30, 2000, the Partnership has made the following distributions:

                            Distribution        Fixed-Rate      Discretionary
            Series             Date           Distribution      Distribution
          ----------    ------------------  ---------------  ------------------
     2000
----------
           Series B            1/1/2000             $ 3.50      $            -
           Series C            4/1/2000               3.50                   -
           Series D            7/1/2000               3.50
           Series F            1/1/2000               3.50                   -
           Series G            4/1/2000               3.50                   -
           Series H            7/1/2000               3.50
     1999
----------
           Series A           10/1/1999             $ 3.50      $            -
           Series B            1/1/1999               3.50                   -
           Series C            4/1/1999               3.50                   -
           Series D            7/1/1999               3.50                1.00
           Series E           10/1/1999               3.50                   -
           Series F            1/1/1999               3.50                   -
           Series G            4/1/1999               3.50                   -
           Series H            7/1/1999               3.50                1.00
     1998
----------
           Series A           10/1/1998             $ 3.50      $            -
           Series B            1/1/1998               3.50                1.50
           Series C            4/1/1998               3.50                   -
           Series D            7/1/1998               3.50                   -
           Series E           10/1/1998               3.50                   -
           Series F            1/1/1998               3.50                1.25
           Series G            4/1/1998               3.50                   -
           Series H            7/1/1998               3.50                   -
     1997
----------
           Series A           10/1/1997             $ 3.50      $            -
           Series B            1/1/1997               3.50                3.00
           Series C            4/1/1997               3.50                4.00
           Series D            7/1/1997               3.50                1.00
           Series E           10/1/1997               3.50                2.00
           Series F            1/1/1997               3.50                2.50
           Series G            4/1/1997               3.50                3.50
           Series H            7/1/1997               3.50                2.50
     1996
----------
           Series A           10/1/1996             $ 3.50      $         2.50
           Series B            1/1/1996               3.50                2.50
           Series C            4/1/1996               3.50                   -
           Series D            7/1/1996               3.50                   -
           Series E           10/1/1996               3.50                   -
     1995
----------
           Series A           10/1/1995             $ 3.50      $         2.50

5.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" (the "Statement"), effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. SFAS
     NO. 133 is further amended by SFAS no. 138, which clarifies issues surrounding interest risk, foreign currency denominated items, normal purchases and sales and net hedging. This Statement supercedes SFAS No.
     119 ("Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments") and SFAS No. 105 ("Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk") whereby disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments is no longer required for an entity such as the Partnership which carries its assets at fair value. Such Statement sets forth a much broader definition of a derivative instrument. MLIP does not believe that the application of the provisions of SFAS NO. 133, as amended by SFAS NO. 137, had a significant effect on the financial statements, nor will the application of the provisions of SFAS NO. 138 have a significant effect on the financial statements.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

--------------------------------------------------------------------------------------------------------------------
           Jan.        Feb.       Mar.          Apr.         May        Jun.       Jul.        Aug.         Sep.
--------------------------------------------------------------------------------------------------------------------
 1999   $114.49 (a)  $115.36(a) $114.86 (a) $116.14 (a)  $114.75 (a)  $116.00(a) $116.26 (a)  $116.28 (a) $115.41 (a)
--------------------------------------------------------------------------------------------------------------------
 2000   $112.80 (b)  $112.46(b) $111.61 (b) $110.11 (b)  $110.85 (b)  $109.67(b) $108.61 (b)  $109.41 (b) $107.25 (b)
--------------------------------------------------------------------------------------------------------------------

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

Interest rate trading proved unprofitable for the Partnership as well, as losses in Japanese 10-year government bonds offset gains in 10-year U.S. Treasury notes and German 10-year bonds. Early in January, the yield on the Japanese government 10-year bond increased to 1.8%, sharply above the record low of 0.695% it reached on October 7, 1998. This was triggered by the Japanese Trust Partnership Bureau's decision to absorb a smaller share of future issues, leaving the burden of financing future budget deficits to the private sector.

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

July 1, 1999 to September 30, 1999

During the third quarter of 1999, the Partnership's NAV decreased as profitable trading in the energy and metals markets was outweighed by losses in the stock index, interest rate, agricultural and currencies markets. The Partnership profited in the energy sector with long positions in light crude oil resulting in strong gains. Crude oil prices received a jolt owing to a report in August indicating Russia's plan to cut 70% its fuel oil and gasoil exports for August and completely eliminate gasoil exports in order to satisfy domestic needs. Short positions in natural gas trading were unprofitable as high levels of energy consumption and weather scares throughout the country early in the quarter added to the bullish tone for the market. However, these losses were not substantial enough to affect the profitability of the sector overall for the quarter.

Trading in the metals markets was also profitable as positions in nickel, aluminum and copper all resulted in gains. Collectively, the base metals sector was a strong performer this quarter. Despite a 5-year low in early March, aluminum prices have gained nearly 25 percent this year, resulting in gains for the Partnership's long positions. Steady Japanese consumer buying and the strength in the yen versus the dollar have played a part in this. In copper trading, long positions were also profitable as a rally initiated in April was followed by a more robust advance in late June/early July and extended into September.

The Partnership suffered losses in stock index positions as trading throughout the quarter was volatile. Though the S&P finished the third quarter by breaking the post-October 1998 highs, the Partnership suffered losses in stock index trading due to significant volatility globally. For the quarter, losses were sustained in the S&P, FTSE-Financial Times Stock Index, and the DAX German Stock Index resulting in losses for the sector overall.

Interest rate trading was unprofitable for the third quarter as losses were sustained in Eurodollar, Japanese government bond and Euroyen trading. Long positions in Eurodollar trading were unprofitable given the speculations of the probability of a tightening bias by the U.S. Federal Reserve. Eurodollar contracts gave up much of the gains that they enjoyed following the Federal Open Market Committee's adoption of a neutral bias.

The Partnership also was unprofitable in the agricultural markets as losses were sustained in the hog, soymeal and coffee markets. Agricultural trading began the quarter with an increase in prices as there was a sharp decline in crop ratings due to wet conditions in the Eastern Belt during July. This in conjunction with forecasters' outlooks for additional declines in the weeks ahead helped jump-start the first major weather scare of the season. As a result, short positions in soymeal proved unprofitable as there was a sharp upturn in soy prices. Additionally, long coffee positions were unprofitable as the coffee market plunged to 5-year lows during the quarter when cold temperatures in Brazil skirted the major coffee belt and failed to harm trees.

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

January 1, 2000 to September 30, 2000
-------------------------------------
January 1, 2000 to March 31, 2000

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

Metals trading alternated from profitable to unprofitable; however, the sector ended the quarter with losses. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the London Metals Exchange. Late in the quarter, copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held.

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

July 1, 2000 to September 30, 2000

Metals trading was moderately profitable for the Partnership. Long copper positions profited from reports that China increased production during the first half of the year due to increased demand. The metals sector sustained losses in mid quarter as nickel prices declined from slowing demand for stainless steel in Europe and Asia. In September, higher copper prices resulting from strong demand in Asia, particularly China, produced gains for long copper positions.

Trading in the energy sector was unprofitable during the quarter. Early on, losses were sustained on long crude oil and natural gas positions. Higher retail prices resulted in less demand for gasoline, pushing prices lower. In August, long light crude oil positions profited as the oil balance faced a significant inventory deficit, shrinking oil production capacity, limited prospects for material non-OPEC supply growth and OPEC's key countries' desire for a higher average oil price. Crude oil faced whipsaw market conditions in September. It reached new highs mid month on comments from Venezuela's oil minister that OPEC would not likely change its production target before their November meeting. However, President Clinton's September 22 authorization of a 30 million barrel release of oil from the Strategic Petroleum Reserve sent prices lower at month end.

Currency trading was not profitable for the quarter. Gains were realized on short Japanese yen positions in July as the yen finished the month weaker against the dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. By mid quarter losses were sustained in the euro positions as it fell to a record low despite stronger than expected European financial data and the success of the German tax reform package. Profits generated from long euro positions late in September were not large enough to offset earlier losses. European economic conditions remained positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the euro.

Interest rate trading incurred losses throughout the quarter. Trading in Euro-Bund futures and Japanese 10 year bond positions was unprofitable.

Agricultural commodity trading resulted in losses for the quarter. Short wheat trading was beneficial during July as drought warnings issued by the U.S. National Weather Service in the early spring proved inaccurate. Sufficient rains resulted in favorable growing conditions leading to dramatic price declines for wheat. However, trading on sugar and live cattle positions was unprofitable in September, erasing previous gains. Brazil, the world's largest sugar producer, reduced output and the Asian post crisis recovery period has improved demand, resulting in a supply/demand imbalance. Sugar prices rose late in August as a result of a large quantity of Asian buying.

Stock index trading was not profitable during the quarter. CAC 40 Euro futures and FTSE Financial Times Stock Index trading sustained losses early in the quarter. This trend continued in August as losses were realized from Nikkei 225 and DAX German Stock Index trading. September was also unprofitable on S&P 500 positions as it finished the month lower as buyers retreated due to fears of an economic slowdown in the U.S.

MLIM'S Cash Management

Prior to May 26, 2000, MLIM invested approximately 80% of the Partnership's assets in Government Securities. On May 26, 2000, the Government Securities in the MLIM account were liquidated and Commercial Paper holdings were purchased. On September 1, 2000 the Partnership invested most of its assets in MM LLC, which in turn invests approximately 72% of its asset in commercial paper. As of September 30, 2000 the Partnership held approximately $5.8 million of Commercial paper. As of December 31, 1999, the Partnership's MLIM account totaled approximately $40 million.

As of September 30, 2000 the Partnership held the following securities:

  Par Value                  Description                                     Maturity Date                     Fair Value
  ---------                  -----------                                     -------------                     ----------
             Short-Term
             ----------
     890,000 IBM Commercial Paper                                        October 4, 2000                          $   889,200
     948,000 Citicorp Commercial Paper                                   October 10, 2000                             946,128
     948,000 Hertz Commercial Paper                                      October 10, 2000                             946,129
     892,000 Prudential Funding Commercial Paper                         October 10, 2000                             890,234
   1,076,000 General Electric Commercial Paper                           November 6, 2000                           1,068,652
   1,076,000 General Motors Commercial Paper                             November 6, 2000                           1,068,652
                                                                                                            ------------------

                                                                                               Total Debt         $ 5,808,995
                                                                                                            ==================

As of December 31, 1999, the Partnership's MLIM account held the following securities:

                                                                                                                  Total
  Par Value                  Description                     Rate            Maturity Date                     Fair Value
  ---------                  -----------                     ----            -------------                     ----------
             Long-Term
             ---------
   5,000,000 Federal National Mortgage Association          5.720%       January 9, 2001                         $  4,969,250
   4,000,000 Federal National Mortgage Association          5.625%       March 15, 2001                             3,965,000
   3,000,000 Federal National Mortgage Association          5.375%       March 15, 2002                             2,930,640
   2,000,000 U.S. Treasury Note                             4.500%       January 31, 2001                           1,967,031
   1,000,000 U.S. Treasury Note                             5.750%       June 30, 2001                                993,906
   9,000,000 U.S. Treasury Note                             5.375%       February 15, 2001                          8,925,469
   1,000,000 U.S. Treasury Note                             5.750%       April 30, 2003                               982,031
   2,500,000 U.S. Treasury Note                             5.875%       November 15, 2004                          2,451,367
                                                                                                            ------------------


                                                                                               Subtotal            27,184,694
                                                                                                            ------------------
             Short-Term
             ----------

   8,710,000 Federal Home Loan Discount Note                0.000%       January 14, 2000                           8,692,580
     112,000 Federal Home Loan Mortgage Corporation         0.000%       January 14, 2000                             111,776
   1,000,000 U.S. Treasury Note                             6.000%       August 15, 2000                            1,000,469
   1,500,000 U.S. Treasury Note                             4.625%       November 30, 2000                          1,472,687
   2,000,000 U.S. Treasury Note                             4.500%       September 30, 2000                         1,977,500
                                                                                                            ------------------

                                                                                               Subtotal            13,255,012
                                                                                                            ------------------

                                                                                               Total Debt        $ 40,439,706
                                                                                                            ==================

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership has units registered with an aggregate price of $462,114,000. Through September 30, 2000 the Partnership has sold units with an aggregate price of $164,506,495.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          As part of a restructuring of Merrill Lynch's investment management operations, Merrill Lynch Investment Partners Inc. ("MLIP") and other Merrill Lynch advisory entities are being consolidated under Merrill Lynch Investment Managers ("MLIM"), the principal Merrill Lynch investment management affiliate. MLIP is now part of MLIM's Alternative Investments group, headed by Ron Rosenberg, Managing Director and former head of Merrill Lynch's Global Hedge Fund Sales and International Fixed Income Group. Fabio Savoldelli, Managing Director and head of MLIM - Alternative Strategies, has assumed management responsibilities for MLIP's business, reporting to Mr. Rosenberg. In connection with this consolidation, John R Frawley, Jr., the President of MLIP, and certain other MLIP staff members have left Merrill Lynch, effective October 20, 2000.

Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits

          There are no exhibits required to be filed with this report.

            (b)  Reports on Form 8-K
                 -------------------

          There were no reports on Form 8-K filed during the first nine months of fiscal 2000.

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



                                        ML PRINCIPAL PROTECTION L.P.
                                  (formerly ML Principal Protection Plus L.P.)




                                   By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                                (General Partner)




Date:  November 14, 2000           By /s/ MICHAEL L. PUNGELLO
                                      -----------------------
                                      Michael L. Pungello
                                      Duly Authorized Signatory
                                      Vice President, Chief Financial Officer
                                      and Treasurer