Form 10-K405
period 2000-12-31
ML PRINCIPAL PROTECTION LP
filed 2001-03-30
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2000
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25000

                          ML PRINCIPAL PROTECTION L.P.
             (Exact name of registrant as specified in its charter)

                      ML Principal Protection Trading L.P.
                            (Rule 140 Co-Registrant)

                                                  13-3750642 (REGISTRANT)
                  DELAWARE                      13-3775509 (CO-REGISTRANT)
        ------------------------------         ----------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 2001, limited partnership units with an aggregate value of $25,699,762 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2000 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2000, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2000 ON FORM 10-K


                                TABLE OF CONTENTS

                                                       PART I                                                  PAGE
                                                       ------                                                  ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     7

Item 3.       Legal Proceedings.............................................................................     8
 .
Item 4.       Submission of Matters to a Vote of Security Holders...........................................     8


                                                       PART II
                                                       -------

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     8

Item 6.       Selected Financial Data.......................................................................    10

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    14

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    21

Item 8.       Financial Statements and Supplementary Data...................................................    26

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    26


                                                       PART III
                                                       --------

Item 10.      Directors and Executive Officers of the Registrant............................................    27

Item 11.      Executive Compensation........................................................................    28

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    28

Item 13.      Certain Relationships and Related Transactions................................................    29


                                                       PART IV
                                                       -------

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    30

                                     PART I

ITEM 1:  BUSINESS

     (a)  GENERAL DEVELOPMENT OF BUSINESS:

          ML Principal Protection L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on January 3, 1994 and commenced trading activities on October 12, 1994. The Partnership is a multi-strategy, multi-market managed futures investment vehicle employing a range of proprietary strategies diversified across major markets of the global economy -- financials, currencies, energy, metals and agriculture. Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed future funds sponsored by Merrill Lynch Investment Partners, Inc. ("MLIP"). ML Principal Protection Trading L.P. (the "Trading Partnership") is no longer trading directly through managed accounts with each of its Advisors, but investing in, ML Multi-Manager Portfolio L.L.C. ("MM LLC"), a Delaware limited liability company.

          MLIP acts as the general partner of the Partnership, and allocates the Partnership's assets among the Advisors, each of which trades independently of the others. MLIP also determines what percentage of the Partnership's assets to allocate to trading through its investment in MM LLC and what percentage to hold in reserve. Merrill Lynch Futures Inc. ("MLF") is the Partnership's commodity broker. MLIP is a wholly-owned subsidiary of Merrill Lynch Group, Inc., which, in turn, is a wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). MLF is an indirect wholly-owned subsidiary of Merrill Lynch.

          MLIP, an indirect subsidiary of Merrill Lynch, became a member of Merrill Lynch Investment Managers ("MLIM") - Alternative Investments Group during October 2000. MLIM's Alternative Investments Group creates and manages a variety of alternative investment products, including managed futures funds, hedge funds, funds of funds, exchange funds and private equity funds. MLIP is currently intending to convert to a Delaware limited liability company to be named MLIM Alternative Strategies LLC. This conversion is expected to occur during 2001.

          Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by MLIP allocate their assets to a number of the same independent advisors (the "Advisors"). MLIP consolidated the trading accounts of nine of its Multi-Advisor Funds as of June 1, 1998. The consolidation was achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, MM LLC, a Delaware limited liability company, which opened a single account with each Advisor selected. On September 1, 2000, the Partnership joined MM LLC in a similar manner along with another Multi-Advisor Fund sponsored by MLIP. MM LLC is managed by MLIP, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership; therefore, the following notes also relate to the operation of the Partnership through its investment in MM LLC. The administrative authority over the Partnership remains with MLIP. MLIP, on an ongoing basis, may change the number of Multi-Advisor Funds investing in MM LLC.

          The Partnership offers its units of limited partnership interest ("Units"), and receives and processes subscriptions, on a continuous basis throughout each calendar quarter. Investors whose subscriptions are accepted at any time during a calendar quarter are admitted to the Partnership as limited partners as of the beginning of the immediately following quarter, acquiring Units at $100 per Unit. Investors' customer securities accounts are debited in the amount of their subscriptions on settlement dates throughout each quarter shortly after their subscriptions are accepted by MLIP. Subscription proceeds received during a quarter are held in escrow pending investment in Units as of the beginning of the following quarter. All interest earned on subscriptions while held in escrow is paid to the investors on or about the date that Units are issued to them or their subscription is rejected.

          The Units sold, generally, at the beginning of each calendar quarter, are sold in separate Series, each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in the Trading Partnership.

          Only the assets attributable to each Series of Units allocated to the Trading Partnership are allocated to the Advisors for management through MM LLC.

          As of December 31, 2000, the Partnership's capitalization was $26,698,851 and the Net Asset Value per Series A Unit (the initial Series of Units), originally $100 as of October 12, 1994, had risen to $139.23 (adding back $26.00 in Distributions).

          Through December 31, 2000, the highest month-end Net Asset Value of a Series A Unit was $139.23 (adding back $26.00 in Distributions) (December
31, 2000) and the lowest was $101.04 (December 31, 1994).

          The outstanding Series of Units are entitled to fixed-rate annual distributions (which cannot be reduced prior to the first Principal Assurance Date, as defined below, for such Series) and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

          The Partnership is a "principal protected" commodity pool. Merrill Lynch provides the guarantee described below under 1(c), "Narrative Description of Business -- Merrill Lynch's 'Principal Protection' Undertaking to the Partnership" that all Units of any given Series will have a Net Asset Value --after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect Merrill Lynch from any liability under its guarantee, MLIP imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Partnership's assets in the Partnership rather than investing such assets in the Trading Partnership for allocation to trading. If the Net Asset Value per Unit of a Series declines to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIP would terminate trading with respect to such Series altogether in order to ensure that Merrill Lynch incurred no financial obligation to the Partnership under Merrill Lynch's guarantee of the minimum
Net Asset Value per Unit of such Series.

          In the case of Units sold after May 1, 1997, the potential opportunity costs of the Partnership's "principal protection" are significantly increased due to the fact that in the event that MLIP deleverages any Series of such Units, it must deleverage all Series to the same degree. A Series could be deleveraged as a result of losses which accrued subsequent to such Series having recognized profits more than sufficient to offset such losses, but which were earned before a more recent Series was issued and, consequently, were not available to offset the same losses incurred by such Series. Conversely, losses incurred before a particular Series is issued could indirectly cause a further deleveraging of such Series' trading due to the effect of such losses on the leverage which MLIP believes it is appropriate to use for an earlier-issued Series.

     (b)  FINANCIAL INFORMATION ABOUT SEGMENTS:

          The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

     (c)  NARRATIVE DESCRIPTION OF BUSINESS:

          GENERAL

          The Partnership trades, through MM LLC after September 1, 2000, in the international futures, options on futures, forwards and options on forward markets, with the objectives of achieving long-term capital appreciation while controlling performance volatility. The Partnership's investment in MM LLC is allocated and reallocated by MLIP to the trading management of the Advisors applying proprietary strategies in numerous markets. MLIP may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing up to 50% more equity than the actual capital allocated to them.

          One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners' portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership's returns have, in fact, frequently been non-correlated with the United States stock and bond markets.

          MERRILL LYNCH'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

          Merrill Lynch agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any). It is not a guarantee against the loss of the time value of such investment or a guarantee of profit.

          OPERATION OF A SERIES AFTER ITS PRINCIPAL ASSURANCE DATE

          MLIP may determine to dissolve a Series as of its Principal Assurance Date, to extend the Merrill Lynch guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by Merrill Lynch) or to continue to operate such Series without a "principal protection" feature.

          TWO-TIER STRUCTURE OF THE PARTNERSHIP

          Prior to September 1, 2000, the Partnership did not trade in the futures and forwards markets directly, but rather through the Trading Partnership. The Partnership's liability for any trading losses is still limited to the Partnership's investment in the Trading Partnership. Effective
September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed futures funds sponsored by MLIP. The Trading Partnership is no longer trading directly through managed accounts with each of its advisors, but investing in MM LLC.

          USE OF PROCEEDS AND CASH MANAGEMENT INCOME

          SUBSCRIPTION PROCEEDS.

          MLIP pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and are available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, options on futures, forwards and options on forward markets on behalf of the Trading Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management and to earn interest, as more fully described below under "Available Assets."

          MARKET SECTORS.

          The Partnership trades, currently through MM LLC, in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

          MARKET TYPES.

          The Partnership trades, currently through MM LLC, on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's nonexchange trading takes places in the highly liquid, institutionally-based currency forward markets.

          Many of the Partnership's currency trades are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

          As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and nonregulated -- differ substantially from time to time as well as over time. The Partnership has no policy restricting its relative commitments to any of these different types of markets.

          CUSTODY OF ASSETS.

          All of the Partnership's assets are currently held either in custodial or customer accounts at Merrill Lynch. Assets held in customer accounts are held at Merrill Lynch Pierce Fenner & Smith ("MLPF&S") or MLF. These customer accounts are maintained in the Partnership's name, but the assets deposited by the Partnership in such accounts are commingled with those of other MLPF&S and MLF customers. Prior to May 26, 2000, the Partnership's assets managed by MLIM were generally held in custodial accounts at a major bank, separate from all other Merrill Lynch or banking client assets.

          AVAILABLE ASSETS.

          Prior to May 26, 2000, the Partnership earned income, as described below, on its "Available Assets," which could be generally described as the cash actually held by the Partnership or invested in Treasury bills or Government Securities. Available Assets were held primarily in U.S. dollars or in U.S. dollar denominated Government Securities, and to a lesser extent in foreign currencies and were comprised of the following: (a) the Partnership's assets managed by MLIM and the Partnership's cash balances held in the offset accounts (as described below) which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership's account on a daily basis; (b) short-term Treasury bills purchased by the Partnership; and (c) the Partnership's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. On May 26, 2000, the Government Securities and Treasury bills were liquidated and Commercial Paper was purchased. Available Assets do not include, and the Partnership does not earn interest on, the Partnership's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

          The Partnership's Available Assets may be greater than, less than or equal to the Partnership's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions, as well as accrued but unpaid expenses.

THE PARTNERSHIP'S U.S. DOLLAR AVAILABLE ASSETS MANAGED BY MLIM AND COMMERCIAL PAPER PROGRAM.

          Prior to May 26, 2000, a portion of the Partnership's U.S. dollar Available Assets were managed directly by MLIM, pursuant to guidelines established by MLIP, for which MLIM assumed no responsibility, in the Government Securities markets. MLIP's objective in retaining MLIM was to provide cash management services to the Partnership and to enhance the return earned on the Partnership's U.S. dollar Available Assets managed by MLIM to slightly above the 91-day Treasury bill rate. On May 26, 2000, the Government Securities were liquidated and the management agreement with MLIM was terminated. Commercial Paper was purchased. MLPF&S acts as custodian for the cash assets utilized in the Commercial Paper Program. The Commercial Paper Program is managed by MLIP.

          The Commercial Paper holdings are acquired on behalf of the Partnership and maintained in a custodial account at Merrill Lynch and are specifically traceable to the Partnership. All income earned on such Commercial Paper inures to the benefit of the Partnership.

INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS.

          A portion of the Partnership's U.S. dollar assets are maintained at MLF. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets.

          Merrill Lynch charges the Partnership Merrill Lynch's cost of financing realized and unrealized losses on the Partnerships non-U.S. dollar-denominated positions.

          CHARGES

               The following table summarizes the charges incurred by the Partnership during 2000, 1999, and 1998.

                                 2000                           1999                              1998
                             ------------------------------------------------------------------------------------------------
          Charges                           % of Average                     % of Average                    % of Average
                                Dollar        Month-End        Dollar         Month-End          Dollar        Month-End
                                Amount       Net Assets        Amount         Net Assets         Amount       Net Assets
-----------------------------------------------------------------------------------------------------------------------------
Brokerage                      $1,398,269     4.36%           $3,969,972       6.53%            $6,159,359     6.43%
Commissions
Administrative Fee                 53,971     0.17%              159,099       0.26%               193,861     0.20%
Profit Shares                      19,158     0.06%              265,734       0.44%             1,658,306     1.73%
                             ------------------------------------------------------------------------------------------------
Total                          $1,471,398     4.59%           $4,394,805       7.23%            $8,011,526     8.36%
                             ================================================================================================

          Subsequent to September 1, 2000, Brokerage Commissions, Administrative Fees and Profit Shares are not representative of the actual amounts paid by the Partnership, because the Partnership paid the bulk of these fees as an investor in MM LLC. See "Description of Current Charges".

          The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar available assets in offset accounts.

          The Partnership's average month-end Net Assets during 2000, 1999, and 1998 equaled $32,066,319, $60,816,812 and $95,777,172, respectively.

          During 2000, 1999 and 1998, the Partnership earned $1,549,458, $3,263,074 and $5,434,851 in interest income, or approximately 4.83%, 5.37% and 5.67% of the Partnership's average month-end Net Assets.

          Effective October 1, 1998, MLIP reduced the Partnership's annual Brokerage Commissions from 8.75% to 7.50% of trading assets.

          Effective October 1, 1998, the Administrative Fee, while it continues to be calculated at the rate of 0.25% per annum, is based on the Partnership's month-end total assets (prior to reduction for accrued expenses), not the Partnership's assets allocated to trading.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                  NATURE OF PAYMENT                AMOUNT OF PAYMENT
MLF                        Brokerage Commissions            A flat-rate monthly commission of 0.625 of 1% (a 7.5%
                                                            annual rate) of the Partnership's month-end assets
                                                            committed to trading. The Partnership initially commits
                                                            85% of the capital attributable to each Series of Units
                                                            issued after May 1, 1998.

                                                            As of October 1, 1998, the 8.75% per annum Brokerage
                                                            Commissions were reduced to 7.50% per annum (0.625 of
                                                            1% of the Partnership's month-end traded assets).

                                                            During 2000 (prior to its investment in MM LLC), 1999
                                                            and 1998, the round-turn (each purchase and sale or
                                                            sale and purchase of a single futures contract)
                                                            equivalent rate of the Partnership's flat-rate Brokerage
                                                            Commissions was approximately $101, $127 and $80,
                                                            respectively (not including, in calculating round-turn
                                                            equivalents, forward contracts on a futures-equivalent
                                                            basis). The estimated aggregate round turn commission rate for MM LLC for the year ended December 31, 2000 was $82.

MLF                        Use of Partnership assets        Merrill Lynch may derive an economic benefit from the
                                                            deposit of certain of the Partnership's U.S. dollar
                                                            Available Assets not held in Commercial Paper.

MLIP                       Administrative Fees              The Partnership pays MLIP a monthly Administrative
                                                            Fee equal to 0.021 of 1% (a 0.25 of 1% annual rate)
                                                            of the Partnership's month-end total assets. MLIP
                                                            pays the Partnership's routine administrative costs.

                                                            As of October 1, 1998, the 0.25% per annum rate is
                                                            applied to the Partnership's month-end total assets
                                                            (prior to reduction for accrued expenses), not the
                                                            Partnership's assets allocated to trading.

Other                      Bid-ask spreads                  Bid-ask spreads on forward and related trades.
Counterparties

Government                 Bid-ask spreads                  Prior to May 26, 2000, the dealers with which MLIM
Securities Dealers                                          executed Government Securities trades included
                                                            bid-ask spreads in the prices they quoted to the
                                                            Partnership. On May 26, 2000, the management
                                                            agreement with MLIM was terminated.



Advisors                   Profit Shares                    Advisors receive quarterly or annual Profit Shares
                                                            ranging from 15% to 25% (depending on the Advisor) of
                                                            any New Trading Profit. Profit Shares are also paid
                                                            upon the net reallocation of assets away from an
                                                            Advisor and the redemption of Units. New Trading Profit
                                                            is calculated separately in respect of each Advisor,
                                                            irrespective of the overall performance of the
                                                            Partnership. The Partnership may pay substantial Profit
                                                            Shares during periods when it is incurring significant
                                                            overall losses.

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

MLF;                       Extraordinary expenses           Actual costs incurred; none paid to date.
  Others
                                              ----------------------


                  REGULATION

         MLIP, the Advisors and MLF are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission. However, MLIP itself is registered as an "investment adviser" under the Investment Advisers Act of 1940.

                  (i) through (xii)-- not applicable.

                  (xiii)  The Partnership has no employees.

          (d)     FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS:
                  ---------------------------------------------
                  The Trading Partnership trades, through MM LLC, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES
         ----------
         Neither the Partnership nor the Trading Partnership use any physical properties in the conduct of its business.

         The Partnership's and the Trading Partnership's only place of business is the place of business of MLIP (Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIP performs all administrative services for the Partnership and the Trading Partnership from MLIP's offices.

ITEM 3:  LEGAL PROCEEDINGS
         -----------------
                  Merrill Lynch -- the sole stockholder of Merrill Lynch Group, Inc. (which is the sole stockholder of MLIP) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIP or the Partnership.

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

         (a)      MARKET INFORMATION:
                  -------------------
                  There is no established public trading market for the Units, nor will one develop. Rather, Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date are not entitled to any benefits under the Merrill Lynch guarantee.

         (b)      HOLDERS:
                  --------
                  As of December 31, 2000, there were 1,476 holders of Units, including MLIP.

         (c)      DIVIDENDS:
                  ----------
                  For Series issued on or prior to May 1, 1997, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. MLIP may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units.

         As of December 31, 2000, 1999 and 1998, the Partnership had made the following distributions:

                                 DISTRIBUTION         FIXED-RATE      DISCRETIONARY
                    SERIES           DATE            DISTRIBUTION      DISTRIBUTION
                  ----------  ------------------   ----------------  ---------------
   2000
--------
                   Series A        10/01/2000       $      3.50          $      --
                   Series B        01/01/2000              3.50                 --
                   Series C        04/01/2000              3.50                 --
                   Series D        07/01/2000              3.50                 --
                   Series E        10/01/2000              3.50                 --
                   Series F        01/01/2000              3.50                 --
                   Series G        04/01/2000              3.50                 --
                   Series H        07/01/2000              3.50                 --


   1999
--------
                   Series A        10/01/1999       $      3.50          $      --
                   Series B        01/01/1999              3.50                 --
                   Series C        04/01/1999              3.50                 --
                   Series D        07/01/1999              3.50                1.00
                   Series E        10/01/1999              3.50                 --
                   Series F        01/01/1999              3.50                 --
                   Series G        04/01/1999              3.50                 --
                   Series H        07/01/1999              3.50                1.00


   1998
--------
                   Series A        10/01/1998            $ 3.50          $      --
                   Series B        01/01/1998              3.50                1.50
                   Series C        04/01/1998              3.50                 --
                   Series D        07/01/1998              3.50                 --
                   Series E        10/01/1998              3.50                 --
                   Series F        01/01/1998              3.50                1.25
                   Series G        04/01/1998              3.50                 --
                   Series H        07/01/1998              3.50                 --

          The Partnership does not make any distributions on any Series of Units issued subsequent to May 1, 1997.

         (d)      RECENT SALES OF UNREGISTERED SECURITIES;
                  ----------------------------------------
                  USE OF PROCEEDS FROM REGISTERED SECURITIES
                  ------------------------------------------
                  The Partnership has units registered with an aggregate price of $462,114,000. The Partnership has sold units with an aggregate price of $164,506,495.

ITEM 5(b)

                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA
         -----------------------
The following selected financial data has been derived from the audited financial statements of the Partnership:

                                                FOR THE YEAR    FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                                   ENDED            ENDED           ENDED            ENDED            ENDED
                                                DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA                              2000            1999             1998             1997             1996
----------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profits (Loss)
     Realized                                  $  (610,248)    $ 1,318,041       $ 8,746,563      $ 5,412,457     $ 9,038,064
     Change in Unrealized                         (202,811)       (809,172)       (2,053,193)       1,083,826        (396,221)
                                            --------------------------------------------------------------------------------------
     Total Trading Results                        (813,059)        508,869         6,693,370        6,496,283       8,641,843
                                            --------------------------------------------------------------------------------------

Interest Income                                  1,549,458       3,263,074         5,434,851        4,873,872       4,545,186
                                            --------------------------------------------------------------------------------------
     Total Revenues                                736,399       3,771,943        12,128,221       11,370,155      13,187,029
                                            --------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                       1,398,269       3,969,972         6,159,359        4,833,598       4,775,116 /1/
     Administrative Fees/1/                         53,971         159,099           193,861          138,103         129,057 /1/
     Profit Shares                                  19,158         265,734         1,658,306          931,522         978,264
                                            --------------------------------------------------------------------------------------
     Total Expenses                              1,471,398       4,394,805         8,011,526        5,903,223       5,882,437
                                            --------------------------------------------------------------------------------------
Income from Investment in MM LLC                 1,876,745             --                --               --              --
                                            --------------------------------------------------------------------------------------
Net Income (Loss) Before Minority Interest       1,141,746        (622,862)        4,116,695        5,466,932       7,304,592
Minority Interest in (Income)Loss/2/               (48,173)         14,666           (27,056)         (46,687)        (81,228)
                                            --------------------------------------------------------------------------------------
Net Income (Loss)                              $ 1,093,573      $ (608,196)      $ 4,089,639      $ 5,420,245     $ 7,223,364
                                            ======================================================================================

                                              DECEMBER 31,    DECEMBER 31,      DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA/3/                            2000            1999              1998              1997               1996
------------------------------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value
   (Series A-S)                             $ 26,698,851     $ 41,682,768     $ 79,106,838      $101,226,685      $ 78,905,273
                                            ------------     -------------    ------------      ------------      ------------

Net Asset Value per Unit

   Series A                                     $113.23 /4/      $111.64 /5/      $115.74 /6/       $113.73 /7/       $110.71 /8/
   Series B                                     $111.96 /4/      $110.83 /5/      $113.98 /6/       $114.15 /7/       $114.25 /8/
   Series C                                     $107.87 /4/      $106.45 /5/      $108.92 /6/       $108.15 /7/       $109.34 /8/
   Series D                                     $107.16 /4/      $106.98 /5/      $111.45 /6/       $109.94 /7/       $108.20 /8/
   Series E                                     $108.67 /4/      $107.36 /5/      $111.14 /6/       $109.40 /7/       $108.59 /8/
   Series F                                     $107.43 /4/      $106.12 /5/      $108.95 /6/       $109.04 /7/       $108.92 /8/
   Series G                                     $106.12 /4/      $104.77 /5/      $107.67 /6/       $106.52 /7/       $107.32
   Series H                                     $104.40 /4/      $103.60 /5/      $107.81 /6/       $106.62 /7/       $106.47
   Series K                                     $114.12          $107.85          $109.61           $104.77               N/A
   Series L                                     $111.23          $105.10          $106.81           $102.08               N/A
   Series M                                     $112.79          $106.61          $108.34           $103.70               N/A
   Series N                                     $108.74          $102.77          $104.43               N/A               N/A
   Series O                                     $109.07          $103.09          $104.77               N/A               N/A
   Series P                                     $111.28          $105.19          $106.92               N/A               N/A
   Series Q                                     $102.89           $97.27           $98.86               N/A               N/A
   Series R                                     $103.93           $98.33              N/A               N/A               N/A
   Series S                                     $104.76           $99.20              N/A               N/A               N/A

         (1) As of January 1, 1996, a portion of the Brokerage Commissions were reclassified as Administrative Fees, at no additional cost to the Partnership. Certain amounts in prior periods have been reclassified to conform to the current period presentation of the Administrative Fees.

         (2) MLIP is general partner of the Trading Partnership. Because the Partnership owns substantially all of the Trading Partnership, Trading Partnership activities are referred to as Partnership activities in this report. The minority interest represents MLIP's share, as general partner of the Trading Partnership, of the Trading Partnership's profit or loss.

         (3) Balance sheet data is based on redemption values which differ immaterially from Net Asset Values as determined under generally accepted accounting principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements until September 1997.

         (4) Net of aggregate distribution of $26.00 per Unit on Series A Units, $24.50 on the Series B Units, $21.50 on the Series C Units, $19.50 on the Series D Units, $19.50 on the Series E Units, $17.75 on the Series F Units, $17.50 on the Series G Units and $17.50 on the Series H Units.

         (5) Net of aggregate distribution of $22.50 per Unit on Series A Units, $21.00 on the Series B Units, $18.00 on the Series C Units, $16.00 on the Series D Units, $16.00 on the Series E Units, $14.25 on the Series F Units, $14.00 on the Series G Units and $14.00 on the Series H Units.

         (6) Net of aggregate distribution of $19.00 per Unit on Series A Units, $17.50 on the Series B Units, $14.50 on the Series C Units, $11.50 on the Series D Units, $12.50 on the Series E Units, $10.75 on the Series F Units, $10.50 on the Series G Units and $9.50 on the Series H Units.

         (7) Net of aggregate distributions of $15.50 per Unit on Series A Units, $12.50 on Series B Units and $11.00 on Series C Units, $8.00 on Series D Units, $9.00 on Series E Units, $6.00 on Series F Units, $7.00 on Series G Units and $6.00 on Series H Units.

         (8) Net of aggregate distributions of $12.00 per Unit on Series A Units, $6.00 on Series B Units and $3.50 on Series C, D and E Units.

                          ML PRINCIPAL PROTECTION L.P.
                                DECEMBER 31, 2000

                      TYPE OF POOL: Multi-Advisor; Selected
                Advisor/Publicly-Offered/"Principal Protected"(1)
                     INCEPTION OF TRADING: October 12, 1994
                      AGGREGATE SUBSCRIPTIONS: $164,976,175
                       CURRENT CAPITALIZATION: $26,698,851
                    WORST MONTHLY DRAWDOWN:(2) (3.70)% (2/96)
            WORST PEAK-TO-VALLEY DRAWDOWN:(3) (6.20)% (11/98 - 12/00)

---------------------------------------------------------------------------------
                                MONTHLY RATES OF RETURN(4)
---------------------------------------------------------------------------------
MONTH                       2000        1999       1998        1997       1996
---------------------------------------------------------------------------------
January                     1.11%      (1.09)%     0.07%      2.06%      2.45%
---------------------------------------------------------------------------------
February                    (0.38)      0.84       (0.56)      1.44      (3.70)
---------------------------------------------------------------------------------
March                       (0.87)     (0.52)       0.10       0.05       1.06
---------------------------------------------------------------------------------
April                       (1.50)      1.17       (1.96)     (0.70)      3.10
---------------------------------------------------------------------------------
May                          0.72      (1.30)       0.95      (1.43)     (1.98)
---------------------------------------------------------------------------------
June                        (1.21)      1.19       (0.86)      0.70       1.36
---------------------------------------------------------------------------------
July                        (1.11)      0.20       (0.67)      3.14      (1.68)
---------------------------------------------------------------------------------
August                       0.76      (0.02)       4.83      (2.71)      0.49
---------------------------------------------------------------------------------
September                   (2.21)     (0.91)       3.55       0.86       1.62
---------------------------------------------------------------------------------
October                      0.39      (2.90)       0.06      (0.43)      4.25
---------------------------------------------------------------------------------
November                     4.75       1.60       (1.00)      0.80       2.50
---------------------------------------------------------------------------------
December                     4.74       1.00        0.20       2.22      (0.20)
---------------------------------------------------------------------------------
Compound Annual
Rate of Return               5.02%     (0.83)%      4.60%      6.01%      9.36%
---------------------------------------------------------------------------------

          Rates of Return are presented on a composite, not a Series-by-Series, basis.

                  All Units issued on or prior to May 1, 1997 commenced trading with 60%, and Units issued after May 1, 1997 with 75%, of their assets allocated to trading. Beginning May 1, 1998, all Units issued after May 1, 1997 have initially allocated 85% of their assets to trading.


                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" Partnership is defined as one that allocates no more than 25% of its Trading Assets to any single manager. The Partnership does not currently allocate more than 25% of its Trading Assets to any single advisor but may do so in the future; consequently, it is referred to as a"Multi-Advisor; Selected Advisor" Partnership. Certain funds, including funds sponsored by MLIP, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. the CFTC refers to such funds as "Principal Protected." The Merrill Lynch guarantee and MLIP- related deleveraging of the Partnership's trading provides the "Principal Protection" feature of the Partnership.

                  (2) Worst Monthly Drawdown represents the largest negative monthly Rate of Return experienced by the Partnership since January 1, 1996; a drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative monthly Rate of Return since January 1, 1996 without such cumulative monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

-----------------------------------------------------------------------------------------------------------------------
                                       MONTH-END NET ASSET VALUE PER SERIES A UNIT
-----------------------------------------------------------------------------------------------------------------------
            Jan.        Feb.         Mar.         Apr.         May         June         July        Aug.        Sept.
-----------------------------------------------------------------------------------------------------------------------
   1996 $109.65/a/   $105.56/a/  $106.69/a/   $110.05/a/   $107.82/a/  $109.33/a/   $107.51/a/   $108.04/a/  $109.80/a/
-----------------------------------------------------------------------------------------------------------------------
   1997 $113.00/b/   $114.63/b/  $114.69/b/   $113.89/b/   $112.28/b/  $113.05/b/   $116.48/b/   $113.59/b/  $114.53/b/
-----------------------------------------------------------------------------------------------------------------------
   1998 $113.84/c/   $113.25/c/  $113.37/c/   $111.46/c/   $112.48/c/  $111.69/c/   $111.09/c/   $116.00/c/  $119.77/c/
-----------------------------------------------------------------------------------------------------------------------
   1999 $114.49/d/   $115.36/d/  $114.86/d/   $116.14/d/   $114.75/d/  $116.00/d/   $116.26/d/   $116.28/d/  $115.41/d/
-----------------------------------------------------------------------------------------------------------------------
   2000 $112.80/e/   $112.46/e/  $111.61/e/   $110.11/e/   $110.85/e/  $109.67/e/   $108.61/e/   $109.41/e/  $107.25/e/
-----------------------------------------------------------------------------------------------------------------------
--------------------------------------------------
    MONTH-END NET ASSET VALUE PER SERIES A UNIT
--------------------------------------------------
                 Oct.       Nov.         Dec.
--------------------------------------------------
   1996      $108.24/b/ $110.93/b/   $110.70/b/
--------------------------------------------------
   1997      $110.69/c/ $111.50/c/   $113.73/c/
--------------------------------------------------
   1998      $116.40/d/ $115.45/d/   $115.74/d/
--------------------------------------------------
   1999      $109.03/e/ $110.61/e/   $111.64/e/
--------------------------------------------------
   2000      $104.16/f/ $108.59/f/   $113.23/f/
--------------------------------------------------

/a/ After reduction for the $6.00 per Series A Unit distribution made as of October 1, 1995.
/b/ After reduction for the first annual distribution and the $6.00 per Series A Unit distribution made as of October 1, 1996.
/c/ After reduction for the first and second annual distributions and the $3.50 per Series A Unit distribution made as of October 1, 1997.
/d/ After reduction for the first, second and third annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1998.
/e/ After reduction for the first, second, third and fourth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1999.
/f/ After reduction for the first, second, third, fourth and fifth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2000.

                  The Net Asset Value per unit varies, until September 30, 1997, from how it would be calculated for purposes of GAAP, due to the amortization of organizational and initial offering costs.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        -----------------------------------------------------------------------
        OF OPERATIONS
        -------------
        THE TWO-TIER STRUCTURE OF THE PARTNERSHIP

                  Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed future funds sponsored by MLIP. The Trading Partnership is no longer trading directly through managed accounts with each of its Advisors, but investing in MM LLC. Prior to September 1, 2000, the Partnership did not trade in the futures and forwards markets directly, but rather through the Trading Partnership. The Partnership's liability for any trading losses is still limited to the Partnership's investment in the Trading Partnership, through MM LLC.

                  Although different Series of Units invest different percentages of their overall capital in the Trading Partnership, all assets so invested are 100% allocated to trading, through MM LLC. All trading profits and losses are shared pro rata among the different series based on their respective investments in the Trading Partnership.

                  The use of the Trading Partnership by the Partnership has no effect on the leverage at which the different Series of Units trade. The Partnership trades through investing in the Trading Partnership rather than directly, solely in order to eliminate the highly unlikely risk that one series of Units might be subject to paying trading debts attributable to another.

                  There is no benefit (or detriment) to investors from the two-tier Partnership/Trading Partnership structure other than permitting the Partnership to issue the Series of Units at different times, which Series, may, over time, trade with different percentages of their capital allocated to trading.

                  On January 1, 2001, the Trading Partnership was dissolved. MLIP redeemed its entire investment and the Partnership immediately invested its redemption proceeds directly into MM LLC, giving the Partnership a direct investment in MM LLC rather than through the Trading Partnership. This action did not effect the operation of the Partnership or MM LLC and was done at no cost to the investors. Any costs have been absorbed by MLIP. MLIP continues to maintain a 1% General Partner interest in the Partnership.

RESULTS OF OPERATIONS

         ADVISOR SELECTIONS

                  The Partnership's results of operations depend on MLIP's ability to select Advisors and the Advisors' ability to trade profitably. MLIP's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

                  MLIP has made and expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Partnership's assets committed to trading. All Series of Units trade under the direction of the same Advisor allocation and combination, and may be changed from time to time by MLIP.

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

         GENERAL

                  A number of the Advisors are trend-following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are evaluated. Instead, the programs apply proprietary computer models to analyze past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

                  If a trend-following Advisor's models identify a trend, they signal positions which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, these Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

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

                  In the case of the Advisors who implement strategies which rely more on discretion and market judgment, it is not possible to predict, from their performance during past market cycles, how they will respond to future market events.

         PERFORMANCE SUMMARY

                  This performance summary is an outline description of how the Partnership performed in the past, not necessarily any indication of how it will perform in the future. In addition, the general causes to which certain price movements are attributed may or may not in fact have caused such movements, but simply occurred at or about the same time.

                  The Advisors, as a group, are unlikely to be profitable in markets in which such trends do not occur. Static or erratic prices are likely to result in losses. Similarly, unexpected events (for example, a political upheaval, natural disaster or governmental intervention) can lead to major short-term losses, as well as gains.

                  While there can be no assurance that any Advisor will be profitable, under any given market condition, markets in which substantial and sustained price movements occur typically offer the best profit potential for the Partnership.

               2000


                                       Total Trading
                                           Results
 Interest Rates                                $ 197,180
 Stock Indices                                  (607,651)
 Agriculture                                    (153,523)
 Currencies                                      810,502
 Energy                                        1,715,535
 Metals                                         (491,589)
                                     --------------------
                                             $ 1,470,454
                                     ====================

          Energy trading was successful for the year. Long crude oil and unleaded gas positions realized gains early in the year despite the possibility of OPEC increasing oil production. A hike would still leave oil inventories at levels much below normal during the balance of the year. Prices continued to rise throughout the year as the International Energy Agency reported the need for additional oil to prevent a shortage in inventory. During the fourth quarter, fears of supply shortages pushed prices higher as average winter temperatures dropped from the previous year.

          Currency trading alternated from unprofitable to profitable throughout the year. The Euro declined against the U.S. dollar early in the year after officials from the Group of Seven met and failed to express concern about the low levels of the European currency producing profits. Other factors to the decline include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. During the second quarter, gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it would not keep the Swiss franc from rising. The pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." Gains realized on short Japanese yen positions were outweighed by losses sustained in the Euro positions as it fell to a record low despite stronger than expected European financial data and the success of the German tax reform package. Currency trading finished off the year strong as gains in Canadian dollar out weighed losses sustained from Euro position. Short positions in the Canadian dollar were profitable as the currency weakened during the month despite worsening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada.

          Slight profits were earned during the year in the interest rate sector. Short Eurodollar trading was profitable as the currency continued to decline in early in the year. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely. U.S. bond yields fell during the year as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Uncertainty surrounding the U.S. Presidential election had investors favoring the bond markets resulting in gains for the Partnership's long positions. Strong gains in both Euro and three-month Euribor futures rallied the sector for the year eliminating previous losses.

          Agricultural commodity trading produced losses for the year. Losses were realized in short corn positions which were due to dry conditions in Argentina, which led to high corn prices. During the second quarter, long positions in soybean products were unprofitable as weather and soil conditions appear favorable for an abundance of supply. The USDA grain crop report projected a 12% rise in soybean inventories from the previous season. Trading on sugar and live cattle positions was unprofitable during the third quarter, erasing previous gains in other commodities. Brazil, the world's largest sugar producer, reduced output and the Asian post crisis recovery period has improved demand, resulting in a supply/demand imbalance. During the fourth quarter gains in short coffee positions were not enough to offset previous losses throughout the year. Prices of coffee faced a seven year low as a result of excess world supply.

          Metals trading was unprofitable for the year. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the London Metals Exchange. Copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held. During the second quarter, copper trading continued to result in losses for the sector. A Freeport Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. The sector sustained losses during the year as nickel prices declined from slowing demand for stainless steel in Europe and Asia. The year closed with continued losses as gains in silver could not out weigh losses in aluminum and gold.

          Stock index trading was unprofitable despite gains realized in IBEX 35(Milan), DAX German Stock Index and CAC 40 Euro futures early in the year. Losses were sustained in Nikkei 225 and S&P 500 positions. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy.

                1999


                                        Total Trading
                                           Results
 Interest Rates                               $ (349,650)
 Stock Indices                                   450,778
 Agriculture                                    (248,437)
 Currencies                                   (1,021,229)
 Energy                                        1,492,483
 Metals                                          184,924
                                     --------------------
                                               $ 508,869
                                     ====================


                  ML Principal Protection L.P. finished 1999 with gains in energy, stock index and metals trading and losses in currency, interest rates and agriculture trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

                  Overall, the Partnership profited from trading in crude oil, heating oil, and unleaded gas in 1999. Positions in crude oil offset losses from short positions in natural gas and gas oil trading. In March, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference, and resulted in higher prices for crude. In the natural gas markets, prices rallied sharply resulting from a decline in US natural gas production, along with high levels of energy consumption and weather scares throughout the country. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and a new, higher OPEC-indicated target price.

                  Stock index trading was profitable for the first half of 1999. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index, and equity markets rallied worldwide in April and June. In the second half of the year, the Partnership suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in Hang Seng, Nikkei 225 and Topix Indices which resulted in gains during November and

December. Such activity depicted evidence of Japan's stronger-than-expected recovery coupled with a sudden decline in unemployment rate.

                  Metals trading was mixed for the year as gold played a major part in the volatility of the metals market. Gold had failed to maintain its status as a safety vehicle and a monetary asset during the first half of 1999. In early June, gold had reached its lowest level in over 20 years. A major statement from the president of the European Central Bank stated that the member banks had agreed not to expand their gold lending. This sent gold prices sharply higher in late September. Unfortunately, the Partnership held short positions in gold futures at that time. Gold prices had stabilized in the fourth quarter following the price surge. Early in the year, burdensome warehouse stocks and questionable demand prospects weighed on base metals as aluminum fell to a five-year low and copper fell to nearly an 11-year low. The economic scenario for Asia, Brazil, Europe and emerging market nations helped to keep copper and other base metals on the defensive as demand receded with virtually no supply side response in the second quarter. A substantial increase in Chinese imports combined with the recovery in the rest of Asia and Europe had significantly improved demand for aluminum pushing prices higher during December.

                  Currency trading produced losses for the Partnership throughout the year. Long Japanese yen positions resulted in losses despite the yen trading higher against the dollar. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar. The Canadian dollar also underwent similar fluctuations throughout the year.

                  Interest rate trading was also volatile. The Federal Reserve raised interest rates three times during the year. Early in the year, interest rate trading proved unprofitable for the Partnership, which was triggered by the Japanese Trust Fund Bureau's decision to absorb a smaller share of futures issues, leaving the burden of financing future budget deficits to the private sector. Interest rate trading did gain strength at mid-year as the flight to quality in the bond market reversed and concerns about higher interest rates in the U.S. continued to rattle the financial markets. During the third quarter, Eurodollar trading generated losses amidst speculation of the probability of a tightening by the U.S. Federal Reserve, which became evident with the higher interest rates in their November 16 meeting due to concerns of inflation. In December, the yield on the 30-year Treasury bond recently surpassed its October high propelled by inflation worries and fears the Federal Reserve might tighten further in 2000.

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

               1998

                                        Total Trading
                                           Results
 Interest Rates                              $ 7,116,336
 Stock Indices                                   824,905
 Commodities                                    (967,695)
 Currencies                                    2,085,218
 Energy                                         (882,409)
 Metals                                       (1,482,985)
                                     --------------------
                                             $ 6,693,370
                                     ====================

          Global interest rate markets provided the Partnership with its most profitable positions for the first quarter, particularly in European bonds where an extended bond market rally continued despite an environment of robust growth in the United States, Canada and the United Kingdom, as well as a strong pick-up in growth in continental Europe. In the second quarter, swings in the U.S. dollar and developments in Japan affected bond markets, causing the Partnership's interest rate trading to result in losses. This was turned around in the third quarter, as markets worldwide were turned upside down and the Partnership's non-correlation with general equity and debt markets was strongly exhibited, and trading was particularly profitable in positions in Eurodollars, German and Japanese bonds, and U.S. Treasury notes and bonds. Global investors staged a major flight to quality, resulting in a significant widening of credit spreads on a global basis. In October, investors pushed the yields on U.S. Treasury bonds to a 31-year low. The long bond yield fell about 75 basis points in 1998 as the world economy slowed more than expected, inflation continued to fall, the anticipated small U.S. budget deficit turned into substantial surplus, and the Fed lowered interest rates.

          In currency markets, results early in the year were mixed, although marginally profitable. During the second quarter, strong gains were realized in positions in the Japanese yen, which weakened during June to an eight-year low versus the U.S. dollar. Significant gains from Japanese yen trading continued into the third quarter, and Japan's problems spread to other sectors of the global economy, causing commodity prices to decline as demand from the Asian economies weakened. Japan's deepening recession and credit crunch continued through the fourth quarter, and the Partnership achieved gains from long yen positions.

          Trading results in stock index markets were also mixed in early 1998, despite a strong first-quarter performance by the U.S. equity market as several consecutive weekly gains were recorded with most market averages setting new highs. Second quarter results were profitable as the Asia-Pacific region's equity markets weakened across the board. In particular, Hong Kong's Hang Seng index trended downward during most of the second quarter and traded at a three-year low. As U.S. equity markets declined in July and August, the Partnership profited from short positions in the S&P 500, most notably during August, when the index dropped 14.5%. Volatility in September made for a difficult trading environment in the stock index sector, and the Partnership incurred modest losses, although results remained profitable for the quarter and the year overall in these markets

          In agricultural commodity markets, 1998 began with strong gains as live cattle and hog prices trended downward throughout the first quarter. In the second quarter, although the U.S. soybean crop got off to a good start which contributed to higher yield expectations and a more burdensome supply outlook, soybean prices traded in a volatile pattern. Sugar futures maintained mostly a downtrend, as no major buyers emerged to support the market. Similarly, coffee prices trended downward, as good weather conditions in Central America and Mexico increased the prospects of more output from these countries. The third quarter resulted in losses as the U.S. soybean crop increased relative to the USDA's production estimate as a result of timely rains, which contributed to lower prices. These losses continued into the fourth quarter as the Partnership was caught on the short side of the soybean complex, as the soybean supply surplus became more manageable following the November 10th USDA reports, causing prices to gain upward momentum.

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

          In energy markets, demand for crude oil in the Middle East was affected by low oil prices early in the year, and trading resulted in losses. Initially buoyed on concerns about a U.S.-led military strike against Iraq, crude oil fell to a nine-year low, as the globally warm winter, the return of Iraq as a producer and the Asian economic crisis added to OPEC's supply glut problems. Despite production cuts initiated by OPEC at the end of March, world oil supplies remained excessive and oil prices stood at relatively low levels throughout the first half of 1998. Short heating oil positions in the third quarter proved profitable for the Partnership as the market for heating oil prices dropped to its lowest level in more than a decade. In early December, oil and natural gas prices dropped sharply, causing continued problems for many emerging market countries that depend on commodity exports for economic growth and government financing. These price pressures were mainly due to excessive supply availability and near-term weather indications that inventories would remain at more than adequate levels even in the event of a cold Northern Hemisphere winter. Also, the December U.S. air attack on Iraq failed to cause any damage to oil pumping and shipping operations, and oil prices fell over 10%.

VARIABLES AFFECTING PERFORMANCE
-------------------------------

          The principal variables which determine the net performance of the Partnership are gross profitability and interest income. Gross profitability is, in turn, affected by the percentage of the Partnership's assets allocated to trading.

          During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed income investments.

          The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

          Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

          Except in unusual circumstances, factors -- regulatory approvals, cost of goods sold, employee relations and the like -- which often materially affect an operating business have virtually no impact on the Partnership.

THE DIFFERENT SERIES OF UNITS
-----------------------------

          All Series of Units trade in a common trading account and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIP -- e.g., adjusting trading leverage -- must be done in such a way that all Units have the same percentage of capital allocated to trading after the adjustment (this restructuring applies only to Units issued after May 1, 1997). Despite these fundamental similarities among the different Series, because the Series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values. The Series offered since May 1, 1997 have begun trading at 85%-95% of total assets available. Series issued before May 1, 1997 began trading at 60%-75% of total assets available.

LIQUIDITY; CAPITAL RESOURCES
-----------------------------
         The Partnership sells no securities other than the Units. The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

          The Partnership's assets are held primarily in short-term debt securities with maturities under one year, as well as in cash. The Net Asset Value of the Partnership's cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership's debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

          The Partnership's assets are held in cash and Commercial Paper of major U.S. corporations. Accordingly, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          ----------------------------------------------------------
INTRODUCTION

     PAST PERFORMANCE NOT NECESSARILY INDICATIVE OF FUTURE RESULTS
     -------------------------------------------------------------
          The Partnership is a speculative commodity pool. Unlike an operating company, the risk of market sensitive instruments traded by it is integral, not incidental, to the Partnership's main line of business. As of September 1, 2000, the Partnership invested all of its trading assets in MM LLC. Therefore, the representations in this section refer to the time period prior to September 1, 2000.

          Market movements result in frequent changes in the fair market value of the Partnership's open positions and, consequently, in its earnings and cash flow. The Partnership's market risk is influenced by a wide variety of factors, including the level and volatility of interest rates, exchange rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Partnership's open positions and the liquidity of the markets in which it trades.

          The Partnership, under the direction of the Advisors, rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a possible future market scenario will affect performance, and the Partnership's past performance is not necessarily indicative of its future results.

          Value at Risk is a measure of the maximum amount which the Partnership could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Partnership's speculative trading and the recurrence in the markets traded by the Partnership of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Partnership's experience to date (i.e., "risk of ruin"). In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification in this section should not be considered to constitute any assurance or representation that the Partnership's losses in any market sector will be limited to Value at Risk or by the Partnership's attempts to manage its market risk.

QUANTIFYING THE PARTNERSHIP'S TRADING VALUE AT RISK

       QUANTITATIVE FORWARD-LOOKING STATEMENTS
       ---------------------------------------
          The following quantitative disclosures regarding the Partnership's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

          The Partnership's risk exposure in the various market sectors traded by the Advisors is quantified below in terms of Value at Risk. Due to the Partnership's mark-to-market accounting, any loss in the fair value of the Partnership's open positions is directly reflected in the Partnership's earnings (realized or unrealized) and cash flow (at least in the case of exchange-traded contracts in which profits and losses on open positions are paid daily through variation margin).

          Exchange maintenance margin requirements have been used by the Partnership as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum loss in the fair value of any given contract incurred in 95% - 99% of the one-day time periods included in the historical sample (generally approximately one year) researched for purposes of establishing margin levels. Maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

          In the case of market sensitive instruments which are not exchange-traded (almost exclusively currencies in the case of the Partnership), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those rare cases in which a futures-equivalent margin is not available, dealers' margins have been used.

                  The fair value of the Partnership's futures and forward positions does not have any optionality component. However, certain of the Advisors trade commodity options. The Value at Risk associated with options is reflected in the following table as the margin requirement attributable to the instrument underlying each option.

                  100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Partnership's positions are rarely, if ever, 100% positively correlated have not been reflected.

THE PARTNERSHIP'S TRADING VALUE AT RISK IN DIFFERENT MARKET SECTORS

                  The following table indicates the average, highest and lowest trading Value at Risk associated with the Partnership's open positions by market category for the fiscal year 2000. During the fiscal year 2000, the Partnership's average capitalization was approximately $32,066,319. For the period January 1, 2000 through August 31, 2000, the average capitalization was $34,849,632. During the fiscal year 1999, the Partnerships average capitalization was approximately $60,816,812.

                                 AUGUST 31, 2000

                                            % OF AVERAGE             % OF AVERAGE ASSETS     HIGHEST              LOWEST
 MARKET SECTOR      VALUE AT RISK          CAPITALIZATION           ALLOCATED TO TRADING     VALUE AT RISK        VALUE AT RISK
---------------    ---------------         ---------------          ---------------------   ------------------   ------------------
 Interest Rates            $ 502,430           1.33%                             1.78%                691,000               11,953
 Currencies                  502,748           1.33%                             1.78%                637,246               15,471
 Stock Indices               224,940           0.59%                             0.80%                376,268                    -
 Metals                      223,376           0.59%                             0.79%                294,546               25,203
 Agriculture                 159,414           0.42%                             0.56%                218,843                9,400
 Energy                      219,278           0.58%                             0.78%                330,920               26,880
                   ------------------    ----------------------  ----------------------     ------------------   ------------------

 TOTAL                   $ 1,832,186           4.84%                             6.48%              2,548,823               88,907
                   ==================    ======================  ======================     ==================   ==================

                                DECEMBER 31, 1999

                                              % OF AVERAGE              % OF AVERAGE ASSETS     HIGHEST             LOWEST
 MARKET SECTOR      VALUE AT RISK            CAPITALIZATION            ALLOCATED TO TRADING     VALUE AT RISK       VALUE AT RISK
---------------    ---------------           ---------------           ---------------------   ------------------  -----------------
 Interest Rates          $ 2,896,942             4.76%                              5.82%              1,587,693             627,792
 Currencies                1,002,365             1.65%                              2.01%              1,140,967             571,036
 Stock Indices               681,289             1.12%                              1.37%              1,831,362             417,460
 Metals                      437,162             0.72%                              0.88%                418,368             252,583
 Agriculture                 279,062             0.46%                              0.56%                319,837             126,564
 Energy                      343,966             0.57%                              0.69%                353,200             136,900
                   ------------------   -------------------------   ----------------------     ------------------  -----------------

 TOTAL                   $ 5,640,786             9.28%                             11.33%              5,651,427           2,132,335
                   ==================   =========================   ======================     ==================  =================

MATERIAL LIMITATIONS ON VALUE AT RISK AS AN ASSESSMENT OF MARKET RISK

                  The contract face value of the market sector instruments held by the Partnership is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Partnership. The magnitude of the Partnership's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions "unusual, but historically recurring from time to time" could cause the Partnership to incur severe losses over a short period of time. Even comparatively minor losses could cause MLIP to further deleverage or terminate the Partnership's trading. The foregoing Value at Risk table as well as the past performance of the Partnership gives no indication of this "risk of ruin."

NON-TRADING RISK

         FOREIGN CURRENCY BALANCES; CASH ON DEPOSIT WITH MLF

                  The Partnership has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

                  The Partnership also has non-trading market risk on the approximately 27% of its assets which are held in cash at MLF. The value of this cash is not interest rate sensitive, but there is cash flow risk in that if interest rates decline so will the cash flow generated on these monies. This cash flow risk is immaterial.

CASH MANAGEMENT

                  Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now invests a portion of its assets in Commercial Paper. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIP.

QUALITATIVE DISCLOSURES REGARDING PRIMARY TRADING RISK EXPOSURES

                  The following qualitative disclosures regarding the Partnership's market risk exposures " except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Partnership manages its primary market risk exposures" constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by MLIP and the Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. There can be no assurance that the Partnership's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of the time value of their investment in the Partnership.

                  The following were the primary trading risk exposures of the Partnership as of December 31, 2000, by market sector.

                  INTEREST RATES.

                  Interest rate risk is the principal market exposure of the Partnership. Interest rate movements directly affect the price of derivative sovereign bond positions held by the Partnership and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Partnership also takes positions in the government debt of smaller nations e.g., New Zealand and Australia. MLIP anticipates that G-7 interest rates will remain the primary market exposure of the Partnership for the foreseeable future.

                  CURRENCIES.

                  The Partnership trades in a large number of currencies. However, the Partnership's major exposures have typically been in the dollar/yen, dollar/Euro and dollar/pound positions. MLIP does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading Value at Risk figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk of maintaining Value at Risk in a functional currency other than dollars.

                  STOCK INDICES.

                  The Partnership's primary equity exposure is to G-7 equity index price movements. As of December 31, 2000, the Partnership's primary exposures were in the S&P 500, Financial Times (England), Nikkei (Japan), Hang Seng (Hong Kong) and DAX (Germany) stock indices. MLIP anticipates little, if any, trading in non-G-7 stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Asian indices.

                  METALS.

                  The Partnership's primary metals market exposure is to fluctuations in the price of gold and silver. Although certain of the Advisors will, from time to time, trade base metals such as aluminum, copper and tin, the principal market exposures of the Partnership have consistently been in the precious metals, gold and silver (and, to a much lesser extent, platinum). However, gold prices have remained volatile over this period, and the Advisors have, from time to time, taken substantial positions as they have perceived market opportunities to develop. MLIP anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

                  AGRICULTURE.

                  The Partnership's primary agriculture exposure is to price movements which are often directly affected by severe or unexpected weather conditions. Soybeans, grains and orange juice accounted for the substantial bulk of the Partnership's commodities exposure as of December 31, 2000. In the past, the Partnership has had material market exposure to live cattle and hogbellies and may do so again in the future. However, MLIP anticipates that the Advisors will maintain an emphasis on soybeans, grains and orange juice, in which the Partnership has historically taken its largest positions.

                  ENERGY.

                  The Partnership's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Although the Advisors trade natural gas to a limited extent, oil is by far the dominant energy market exposure of the Partnership. Oil prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

QUALITATIVE DISCLOSURES REGARDING NON-TRADING RISK EXPOSURE

         The following were the only non-trading risk exposures of the Partnership as of December 31, 2000.

         FOREIGN CURRENCY BALANCES.

                  The Partnership's primary foreign currency balances are in Japanese yen, British pounds and Euros. The Partnership has minimal exchange rate exposure on these balances.

         SECURITIES POSITIONS.

                  The Partnership holds only cash or commercial paper. The Partnership's market exposure in instruments held other than for trading is in the interest rate risk exposure of the Partnership's commercial paper portfolio, managed by MLIP.

QUALITATIVE DISCLOSURES REGARDING MEANS OF MANAGING RISK EXPOSURE

         TRADING RISK

                  MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for the Partnership, adjusting the percentage of the Partnership's total assets investing in the Trading Partnership with respect to each Series of Units and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIP may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month), in an attempt to avoid over-concentrations. However, such interventions are unusual.

                  One important aspect of MLIP's risk controls is its adjustments to the leverage at which each Series of Units trades. By controlling the percentage of each Series assets investing in the Trading Partnership, MLIP can directly affect the market exposure of the Partnership. Leverage control is the principal means by which MLIP hopes to be able to ensure that Merrill Lynch is never required to make any payments under its guarantee that the Net Asset Value per Unit of each Series will equal no less than $100 as of the Principal Assurance Date for such Series, subject to the limitation that all Series of Units issued after May 1997 must be adjusted, if any such Series is adjusted, so that they all trade at the same degree of leverage.

                  At the Advisor level, each Advisor applies its own risk management policies to its trading. These policies generally limit the total exposure that may be taken per "risk unit" of assets under management. In addition, many Advisors follow diversification guidelines (often formulated in terms of the maximum margin which they will commit to positions in any one contract or group of related contracts), as well as imposing "stop-loss" points at which open positions must be closed out. Occasionally, Advisors will limit the market exposure of their Partnership account through acquiring put or call options which "collar" the risk of open positions. However, because of the typically high degree of liquidity in the markets traded by the Partnership and the expense of acquiring options, most Advisors rely simply on stop-loss policies, requiring the liquidation of positions once losses of a certain magnitude have been incurred.

                  Certain Advisors treat their risk control policies as strict rules; others only as general guidelines for controlling risk.

         NON-TRADING RISK

                  The Partnership controls the non-trading exchange rate risk of these balances by regularly converting its foreign currency balances back into dollars, no less frequently than twice a month.

                  MLIP controls the interest-rate risk of the Partnership's non-trading instruments (commercial paper) by limiting the overall duration of such instruments to no more than 90 days. These risk control policies have been successful in the Partnership's operations to date, and MLIP does not anticipate any change in these policies. However, where the interest rate environment changes materially, MLIP might shorten the permissible duration of the Partnership's commercial paper portfolio.

                  The Partnership has cash flow interest rate risk on its cash on deposit with MLF in that declining interest rates would cause the income from such cash to decline. However, a certain amount of cash or cash equivalents must be held by the Partnership in order to facilitate margin payments and pay expenses and redemptions. MLIP does not take any steps to limit the cash flow risk on the approximately 27% of its cash held on deposit at MLF.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        -------------------------------------------
                  The financial statements required by this Item are included in
Exhibit 13.01.

                  The supplementary financial information ("selected quarterly financial data" and "information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIP promoted the Partnership and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        ---------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------
                  There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
         --------------------------------------------------
         10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:
                         ---------------------------------------------------
                  As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIP. Trading decisions are made by the Advisors on behalf of the Partnership.

                  The directors and executive officers of MLIP and their respective business backgrounds are as follows.

RONALD S. ROSENBERG        Chairman and Director

FABIO P. SAVOLDELLI        President and Director

FRANK M. MACIOCE           Vice President and Director

STEVEN B. OLGIN            Vice President, Chief Administrative Officer
                           and Director

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer


                  Ronald S. Rosenberg was born in 1961. Mr. Rosenberg is Chairman and a Director of MLIP and head of the Alternative Investments Group for MLIM Americas, which creates alternative investment products and strategies for Merrill Lynch's large institutional and high net worth private clients. These products include funds of funds investing in hedge funds, private equity funds, exchange funds, as well as other specialized investment products. Most recently, Mr. Rosenberg ran the Global Hedge Fund Sales Group and International Fixed Income Groups which sold investment products to hedge funds worldwide. He joined Merrill Lynch in 1995 from JP Morgan, where he was also responsible for sales groups that sold investment products to hedge funds. Mr. Rosenberg was educated at the Wharton Business School, where he received a Master of Business Administration in Finance. He graduated Phi Beta Kappa from Rutgers University with a Bachelor of Arts in Computer Science and Economics.

          Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is President and a Director of MLIP. He will oversee the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

          Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Director of MLIP and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

          Steven B. Olgin was born in 1960. Mr. Olgin is Vice President,
Chief Administrative Officer and Director of MLIP. He joined MLIP in July
1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

          Michael L. Pungello was born in 1957. Mr. Pungello is Vice President, Chief Financial Officer and Treasurer of MLIP. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master of Business Administration in Finance from New York University in 1987.

          MLIP acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLIP serves as the sole general partner of each of these funds, the officers and directors of MLIP effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:
                  ------------------------------------------------
                           None.

         (d)      FAMILY RELATIONSHIPS:
                  ---------------------
                           None.

         (e)      BUSINESS EXPERIENCE:
                  --------------------
                           See Item 10(a)(b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:
                  -----------------------------------------

                           None.

         (g)      PROMOTERS AND CONTROL PERSONS:
                  ------------------------------
                           Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION
          ----------------------
                  The directors and officers of MLIP are remunerated by MLIP in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIP and Administrative Fees to MLIP. MLIP or its affiliates may also receive certain economic benefits from holding certain of the Partnership's dollar Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the directors receive no compensation for serving as directors of MLIP. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIP.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
         --------------------------------------------------------------
         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:
                  ------------------------------------------------
                  As of December 31, 2000, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:
                  ---------------------------------
                  As of December 31, 2000, MLIP owned 2,711.94 Units (Unit-equivalent general partnership interests), which was approximately 1% of the total Units outstanding.

         (c)      CHANGES IN CONTROL:
                  -------------------
                  None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED EXCHANGE OF FUTURES TRANSACTIONS
         ------------------------------------------------------------------
         (a)      TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP
                  ------------------------------------------------------
                  All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of their advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

                  The Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Partnership also pays MLF interest on short-term loans extended by MLF to cover losses on foreign currency positions.

                  Within the Merrill Lynch organization, MLIP is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIP controls the management of the Partnership and serves as its promoter. Although MLIP has not sold any assets, directly or indirectly, to the Partnership, MLIP makes substantial profits from the Partnership due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIP or any of its principals and the Partnership.

                  MLIP pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIP is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:
                  -------------------------------
                  MLF, an affiliate of MLIP, acts as the principal commodity broker for the Partnership.

                  In 2000, the Partnership expensed directly and indirectly through MM LLC: (i) Brokerage Commissions of $1,923,409 to MLF, which included approximately $345,638 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $71,475 to MLIP. In addition, MLIP and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIP affiliates and the Partnership.

         (c)      INDEBTEDNESS OF MANAGEMENT:
                  ---------------------------
                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:
                  ----------------------------
                  Not applicable.

                                     PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
         ---------------------------------------------------------------
         (a)1.    FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):            PAGE
                  ----------------------------------------------
                  Independent Auditors' Report                                 1

                  Consolidated Statements of Financial Condition as
                  of December 31, 2000 and 1999                                2

                  For the years ended December 31, 2000, 1999 and
                  1998:
                           Consolidated Statements of Operations               3
                           Consolidated Statements of Changes in
                           Partners' Capital                                   4

                  Notes to Consolidated Financial Statements                5-14

         (a)2.    FINANCIAL STATEMENT SCHEDULES:
                  ------------------------------
                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3.    EXHIBITS:
                  ---------
                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION                DESCRIPTION
-----------                -----------
1.01                       Selling Agreement among the Partnership, MLIP,
                           Merrill Lynch Futures Inc., the Selling Agent and the Advisors.

EXHIBIT 1.01:              Is incorporated herein by reference from Exhibit 1.01
-------------              contained in Amendment No. 1 to the Registration
                           Statement (File No. 33-73914) filed on July 14, 1994, on Form S-1 under the Securities Act of 1933 (the
                           "Registrant's Registration Statement.")

1.01(a) Form of Selling Agreement Amendment among the Partnership, MLIP, Merrill Lynch Futures Inc., the Selling Agent and the Advisors.

EXHIBIT 1.01(a):           Is incorporated herein by reference from Exhibit
----------------           1.01(a) contained in the Registrant's report on Form
                           10-K for the year ended December 31, 2000.

3.01(i) Amended and Restated Limited Partnership Agreement of the Partnership.

EXHIBIT 3.01(i):           Is incorporated herein by reference from Exhibit
----------------           3.01(ii) contained in the Registrant's Registration
                           Statement (as Exhibit A).

3.01(ii) Amended and Restated Limited Partnership Agreement of the Trading Partnership.

EXHIBIT 3.01(ii):          Is incorporated herein by reference from Exhibit
-----------------          3.01(ii) contained in the Registrant's Registration
                           Statement.

3.05(ii) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

EXHIBIT 3.05(ii):          Is incorporated herein by reference from Exhibit
-----------------          3.05(ii) contained in the Registrant's report on Form
                           10-Q for the Quarter Ended June 30, 1995.

10.01(h) Form of Advisory Agreement among the Partnership, MLIP, Merrill Lynch Futures Inc. and each Advisor.

EXHIBIT 10.01(h):          Is incorporated herein by reference from Exhibit
-----------------          10.01(h) contained in the Registrant's report on Form
                           10-Q for the Quarter Ended June 30, 1995.

10.02 Form of Consulting Agreement between Merrill Lynch Futures Inc. and each Advisor.

EXHIBIT 10.02:             Is incorporated herein by reference from Exhibit
--------------             10.02 contained in the Registrant's Registration
                           Statement.

10.03                      Form of Customer Agreement between the Trading
                           Partnership and Merrill Lynch Futures Inc.
EXHIBIT 10.03              Is incorporated herein by reference from
-------------              Exhibit 10.03 contained in the Registrant's
                           Registration Statement (as Exhibit B).

10.05                      Merrill Lynch & Co., Inc. Guarantee.

EXHIBIT 10.05:             Is incorporated herein by reference from Exhibit
--------------             10.05 contained in the Registrant's Registration
                           Statement (as Exhibit B).

10.06                      Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit
--------------             10.06 contained in the Registrant's Registration
                           Statement (as Exhibit D).

10.07(a) Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and various MLIP funds.

EXHIBIT 10.07(a):          Is incorporated herein by reference from Exhibit
-----------------          10.07 contained in the Registrant's Registration
                           Statement (as Exhibit D).

10.07(b) Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment Bank, Merrill Lynch Investment Partners Inc., Merrill Lynch Futures Inc. and the Partnership.

EXHIBIT 10.07(b):          Is incorporated herein by reference from Exhibit
-----------------          10.07 contained in the Registrant's Registration
                           Statement.

10.08 Investment Advisory Contract between Merrill Lynch Futures, the Partnership, the Trading Partnership and MLIM.

EXHIBIT 10.08:             Is incorporated herein by reference from Exhibit
--------------             10.08 contained in the Registrant's Registration
                           Statement.

10.09(a) Form of Advisory and Consulting Agreement Amendment among MLIP, each Advisor, the Partnership and Merrill Lynch Futures Inc.

EXHIBIT 10.09(a):          Is incorporated herein by reference from
-----------------          Exhibit 10.09(a) contained in the Registrant's report
                           on Form 10-K for the year ended December 31, 1996.

10.09(b) Form of Amendment to the Customer Agreement among the Partnership and MLF.

EXHIBIT 10.09(b):          Is incorporated herein by reference from Exhibit
-----------------          10.09(b) contained in the Registrant's report on Form
                           10-K for the year ended December 31, 1996.

13.01                      2000 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.
--------------

13.01(a) 2000 Annual Report and Independent Auditor -- Reports for the following Trading Limited Liability Company sponsored by MLIP:

                           ML Multi-Manager Portfolio LLC

EXHIBIT 13.01(a):         Is filed herewith.
-----------------


28.01                      Prospectus of the Partnership dated January 25, 1996.

EXHIBIT 28.01:             Is incorporated by reference as filed with the
--------------             Securities and Exchange Commission pursuant to Rule
                           424 under the Securities Act of 1933, Registration
                           Statement (File No. 33-73914) on Form S-1 (effective
                           January 25, 1996).


         (b)      REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2000.

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

                                 ML PRINCIPAL PROTECTION TRADING L.P.

                                 By:  MERRILL LYNCH INVESTMENT PARTNERS INC.
                                           General Partner

                                 By: /s/ Ronald S. Rosenberg
                                     -----------------------
                                         Ronald S. Rosenberg
                                         Chairman and Director

                                         (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                        DATE
---------                           -----                                                        ----
/s/Ronald S. Rosenberg              Chairman and Director                                        March 30, 2001
----------------------              (Principal Executive Officer)
Ronald S. Rosenberg

/s/Fabio P. Savodelli               President and Director                                       March 30, 2001
---------------------
Fabio P. Savodelli

/s/Steven B. Olgin                  Vice President, Chief Administrative Officer                 March 30, 2001
------------------                  and Director
Steven B. Olgin

/s/Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer        March 30, 2001
----------------------              (Principal Financial and Accounting Officer)
Michael L. Pungello


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of Merrill Lynch Investment Partners Inc.)

MERRILL LYNCH INVESTMENT            General Partner of Registrant                                March 30, 2001
   PARTNERS INC.

By/s/ Ronald S. Rosenberg
  -----------------------
      Ronald S. Rosenberg

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2000 ON FORM 10-K

                                INDEX TO EXHIBITS


                           EXHIBIT


Exhibit 13.01              2000 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2000 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Partners, Inc.:

                           ML Multi-Manager Portfolio LLC