Form 10-Q
period 2001-03-31
ML PRINCIPAL PROTECTION LP
filed 2001-05-15
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               --------------

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

                                  609-282-6996
              ---------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                          March 31,      December 31,
                                                            2001            2000
ASSETS                                                  (unaudited)
                                                       -------------   -------------
Equity in commodity futures trading accounts:
  Cash and options premiums                            $   2,264,890   $   2,947,014
Investment in MM LLC                                      20,074,670      19,921,935
Commercial Paper                                           4,669,054       4,310,371
Receivable from MM LLC                                                       780,962
Accrued interest receivable                                   29,314          52,986
Cash                                                             946              --
                                                       -------------   -------------
          TOTAL                                        $  27,038,874   $  28,013,268
                                                       =============   =============
LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Redemptions payable                                    $     104,743   $     438,622
Payable to MM LLC                                            333,327              --
                                                       -------------   -------------
        Total liabilities                                    438,070         438,622
                                                       -------------   -------------
Minority Interest                                                 --         875,795
                                                       -------------   -------------
PARTNERS' CAPITAL:
 General Partners (2,712 and 2,712 Units)                    311,138         298,960
 Limited Partners (229,153 and 239,624 Units)             26,289,666      26,399,891
                                                       -------------   -------------
        Total partners' capital                           26,600,804      26,698,851
                                                       -------------   -------------
          TOTAL                                        $  27,038,874   $  28,013,268
                                                       =============   =============

NET ASSET VALUE PER UNIT

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        For the three   For the three
                                         months ended    months ended
                                           March 31,      March 31,
                                             2001           2000
                                         ------------   -------------
REVENUES:
    Trading profit (loss):
     Realized                            $         --   $    626,370
     Change in unrealized                          --       (411,169)
                                         ------------   ------------
            Total trading results                  --        215,201
                                         ------------   ------------
     Interest income                           86,416        442,685
                                         ------------   ------------
            Total revenues                     86,416        657,886
                                         ------------   ------------
EXPENSES:
    Profit Shares                                  --         27,274
    Brokerage commissions                          --        629,879
    Administrative fees                            --         25,540
                                         ------------   ------------
            Total expenses                         --        682,693
                                         ------------   ------------
INCOME FROM INVESTMENT IN MM LLC            1,035,636             --
                                         ------------   ------------
INCOME (LOSS) BEFORE
    MINORITY INTEREST                       1,122,052        (24,807)
                                         ------------   ------------
    Minority interest                              --          3,984
                                         ------------   ------------
NET INCOME (LOSS)                        $  1,122,052   $    (20,823)
                                         ============   ============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of units
        outstanding                           237,470        371,363
                                         ============   ============
    Weighted average net income (loss)
      per General Partner
      and Limited Partner Unit           $       4.73   $      (0.06)
                                         ============   ============

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          For the three months ended March 31, 2001 and March 31, 2000
                                   (unaudited)

                                          General          Limited
                         Units            Partner          Partners         Total
                      -------------    -------------    -------------    -------------
PARTNERS' CAPITAL,
  DECEMBER 31, 1999         390,741    $   1,023,562    $  40,659,206    $  41,682,768

Redemptions                 (51,097)        (595,903)      (4,853,822)      (5,449,725)

Distributions                    --           (2,478)        (100,039)        (102,517)

Net income (loss)                --            3,584          (24,407)         (20,823)
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  MARCH 31, 2000            339,644    $     428,765    $  35,680,938    $  36,109,703
                      =============    =============    =============    =============

PARTNERS' CAPITAL,
  DECEMBER 31, 2000         242,336    $     298,960    $  26,399,891    $  26,698,851

Redemptions                 (10,471)              --       (1,160,922)      (1,160,922)

Distributions                    --             (630)         (58,547)         (59,177)

Net income                       --           12,808        1,109,244        1,122,052
                      -------------    -------------    -------------    -------------

PARTNERS' CAPITAL,
  MARCH 31, 2001            231,865    $     311,138    $  26,289,666    $  26,600,804
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

                          ML PRINCIPAL PROTECTION L.P.
                  (formerly ML Principal Protection Plus L.P.)
                        (a Delaware limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership") as of March 31, 2001, and the results of its operations for the three month period ended March 31, 2001. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

     Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

     On January 1, 2001, the Trading Partnership was dissolved. The General Partner redeemed its entire investment and the Partnership immediately invested its redemption proceeds directly into MM LLC, giving the Partnership a direct investment in MM LLC rather than through the Trading Partnership. This action did not effect the operation of the Partnership or MM LLC and was done at no cost to the investors. Any costs have been absorbed by MLIP. MLIP continues to maintain a 1% General Partner interest in the Partnership.

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

     No additional fees or charges were incurred by the Partnership or any investor as a result of the consolidation. MLIP absorbed all costs related to the consolidation. As a result of consolidating the Partnership's trading accounts, Merrill Lynch Futures Inc. ("MLF"), which receives flat-rate brokerage fees from the Partnership, should be able to recognize future savings on its trade processing costs. MLIP and MLF are responsible for the administration and monitoring of MM LLC as well as each participating fund, and in doing so will have access to the same "real time" trade and position information as was the case for the Partnership's managed accounts.

As of March 31, 2001 and December 31, 2000 the Partnership had an investment in MM LLC of $20,074,670 and 19,921,935.

Total revenues and fees with respect to the Partnership's investment are set forth as follows:


For the three months              Total            Brokerage      Administrative        Profit          Income from
ended March 31, 2001             Revenue           Commissions          Fees             Shares         Investments
                              ---------------   ---------------   ---------------   ---------------   ---------------
MM LLC (unaudited)               1,789,648           343,609            11,454           312,533         1,122,052
                              ===============   ===============   ===============   ===============   ===============


A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:


                            MM LLC                     MM LLC
                    -----------------------   -----------------------

                            31-Mar                  December 31,
                             2001                       2000
                         (unaudited)
                    -----------------------   -----------------------
Assets             $           248,273,121   $           252,995,756
                   =======================   =======================

Liabilities        $             6,207,268   $             5,383,789
Members' Capital               242,065,853               247,611,967
                   -----------------------   -----------------------

Total              $           248,273,121   $           252,995,756
                   =======================   =======================
                     For the three months       For the three months
                     ended March 31, 2001       ended March 31, 2000
                          (unaudited)                (unaudited)
                    -----------------------   -----------------------
Revenues            $            17,007,938   $               158,041

Expenses                          6,927,429                 2,097,140
                    -----------------------   -----------------------

Net Income (Loss)   $            10,080,509   $            (1,939,099)
                    =======================   =======================

3.   NET ASSET VALUE PER UNIT

     At March 31, 2001 and December 31, 2000, the Net Asset Values of the different series of Units were:

                                          March 31, 2001

                    Net Asset Value      Number of Units      Net Asset Value per Unit
                  ------------------ --------------------   ---------------------------
Series A Units       $    6,077,113          51,586.0000              $117.81
Series B Units              482,749           4,307.0000              $112.08
Series C Units              889,514           8,005.0000              $111.12
Series D Units            2,786,937          25,184.0000              $110.66
Series E Units            2,369,558          20,988.4800              $112.90
Series F Units            1,190,975          11,097.5400              $107.32
Series G Units              919,222           8,382.2800              $109.66
Series H Units              873,644           8,087.9150              $108.02
Series K Units            3,229,543          26,842.0000              $120.32
Series L Units            1,500,465          12,795.0300              $117.27
Series M Units            2,091,431          17,586.9607              $118.92
Series N Units              283,556           2,472.9278              $114.66
Series O Units            2,375,977          20,663.7419              $114.98
Series P Units              237,770           2,027.0000              $117.30
Series Q Units              535,877           4,941.6908              $108.44
Series R Units              604,705           5,522.0000              $109.51
Series S Units              151,768           1,375.0000              $110.38
                  ------------------ --------------------

Totals               $   26,600,804         231,864.5662
                  ================== ====================
                                       December 31, 2000

                    Net Asset Value      Number of Units      Net Asset Value per Unit
                  ------------------ --------------------   ---------------------------
Series A Units       $    6,185,441          54,627.0000               $113.23
Series B Units              487,797           4,357.0000               $111.96
Series C Units              863,478           8,005.0000               $107.87
Series D Units            2,795,253          26,084.0000               $107.16
Series E Units            2,369,509          21,803.9800               $108.67
Series F Units            1,348,280          12,550.5400               $107.43
Series G Units              931,995           8,782.2800               $106.12
Series H Units              844,370           8,087.9150               $104.40
Series K Units            3,205,898          28,092.0000               $114.12
Series L Units            1,619,734          14,562.0300               $111.23
Series M Units            2,045,146          18,131.9607               $112.79
Series N Units              296,095           2,722.9278               $108.74
Series O Units            2,253,875          20,663.7419               $109.07
Series P Units              225,563           2,027.0000               $111.28
Series Q Units              508,459           4,941.6908               $102.89
Series R Units              573,917           5,522.0000               $103.93
Series S Units              144,041           1,375.0000               $104.76
                  ------------------ --------------------

Totals               $   26,698,851         242,336.0662
                  ================== ====================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of March 31, 2001, the Partnership has made the following distributions:


                          Distribution       Fixed-Rate        Discretionary
             Series           Date          Distribution       Distribution
           ------------ --------------- ------------------ ------------------
   2001
--------
           Series B          1/1/2001             $ 3.50                  -
           Series F          1/1/2001               3.50                  -
   2000
--------
           Series A         10/1/2000             $ 3.50                $ -
           Series B          1/1/2000               3.50                  -
           Series C          4/1/2000               3.50                  -
           Series D          7/1/2000               3.50                  -
           Series E         10/1/2000               3.50                  -
           Series F          1/1/2000               3.50                  -
           Series G          4/1/2000               3.50                  -
           Series H          7/1/2000               3.50                  -
   1999
--------
           Series A         10/1/1999             $ 3.50                $ -
           Series B          1/1/1999               3.50                  -
           Series C          4/1/1999               3.50                  -
           Series D          7/1/1999               3.50               1.00
           Series E         10/1/1999               3.50                  -
           Series F          1/1/1999               3.50                  -
           Series G          4/1/1999               3.50                  -
           Series H          7/1/1999               3.50               1.00
   1998
--------
           Series A         10/1/1998             $ 3.50                $ -
           Series B          1/1/1998               3.50               1.50
           Series C          4/1/1998               3.50                  -
           Series D          7/1/1998               3.50                  -
           Series E         10/1/1998               3.50                  -
           Series F          1/1/1998               3.50               1.25
           Series G          4/1/1998               3.50                  -
           Series H          7/1/1998               3.50                  -

5.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     As of September 1, 2000, the Partnership is invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting ("SFAS") No. 133, as amended by SFAS No. 137, did not have a significant effect on the financial statements, nor will the application of the provisions of SFAS No. 138 have a significant effect on the financial statements.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the underlying financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's net unrealized profit
     (loss) on such derivative instruments with respect to Partnership assets invested in MM LLC as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC as well as the volatility and liquidity of the markets in which the derivative instruments are traded.

     MLIP has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors, calculating the Net Asset Value of the Partnership as of the close of business on each day and reviewing outstanding positions for over-concentrations. While MLIP does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIP may urge the Advisors to reallocate positions in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that the Advisors have begun to deviate from past practice or trading policies or to be trading erratically, MLIP's basic risk control procedures consist simply of the ongoing process of advisor monitoring, with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through MM LLC, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing exclusively with Merrill Lynch entities as clearing brokers.

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts with Merrill Lynch Futures ("MLF") acting as its commodity broker. Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables and payables are offset and reported as a net receivable or payable and are included in MM LLC in the Statements of Financial Condition under Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  MONTH-END NET ASSET VALUE PER SERIES A UNIT

                  --------------------------------------------
                            Jan.        Feb.        Mar.
                  --------------------------------------------
                   2000   $112.80 (a) $112.46 (a) $111.61 (a)
                  --------------------------------------------
                   2001   $112.97 (b) $113.94 (b) $117.81 (b)
                  --------------------------------------------

     (a) After reductions for distribution declared of $6.00, $6.00, $3.50, $3.50 and $3.50 per Series A Unit as of October 1995, 1996, 1997, 1998
     and 1999, respectively.

     (b) After reduction for a $3.50 per Series A Unit distribution declared on October 1, 2000 and the distributions described in (a), resulting in a total distribution of $26.00 inception to date.

     Performance Summary
     January 1, 2001 to March 31, 2001

     All of the Partnerships trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes trading results of MM LLC for the First Quarter of 2001.

     Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market, as Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bund cross futures trading produced gains for the sector.

     Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15 year low as a result of short supply and increased demand. Potential increased planting paired with a drop in demand forced prices lower.

     Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82--83 cents to 96 cents, the Euro corrected back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly in March on substantial gains from short Japanese yen positions.

     Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

     Stock index trading was moderately successful despite uncertainty in equity markets. Short S&P 500 and NASDAQ positions resulted in gains as global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easing.

     Energy trading was the only unprofitable sector during the quarter. Natural gas prices pulled back in January after rallying during the last few months, resulting in losses. Crude oil prices were driven lower by both a seasonal downturn in global oil usage and heavier than normal refinery maintenance work, reducing the demand. Short natural gas positions were unprofitable in March on concerns over supply availability.

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

     In currency trading, the Euro declined against the U.S. dollar as officials from the Group of Seven met and failed to express concern about the low levels of the European currency producing profits for the quarter. Some other contributing factors to the decline of the Euro include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe.

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




     Cash Management

     Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now invests a portion of its assets in Commercial Paper. These holdings generally have maturities of 30, 60, and 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIP.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Partnership or the General Partner is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership has units registered with an aggregate price of $462,114,000. Through March 31, 2001 the Partnership has sold units with an aggregate price of $164,506,495.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits

          There are no exhibits required to be filed with this report.

            (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first three months of first quarter 2001.

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



                          ML PRINCIPAL PROTECTION L.P.
                  (formerly ML Principal Protection Plus L.P.)




                   By: MERRILL LYNCH INVESTMENT PARTNERS INC.
                        (General Partner)



Date: May 15, 2001               By /s/ RONALD S. ROSENBERG
                                    -----------------------
                                    Ronald S. Rosenberg
                                    Chairman and Director






Date:  May 15, 2001              By /s/ MICHAEL L. PUNGELLO
                                    -----------------------
                                    Michael L. Pungello
                                    Vice President, Chief Financial Officer
                                    and Treasurer