Form 10-Q
period 2001-06-30
ML PRINCIPAL PROTECTION LP
filed 2001-08-13
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001

                        OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                      c/o MLIM Alternative Strategies LLC
                (formerly Merrill Lynch Investment Partners, Inc.)
                           Princeton Corporate Campus
                       800 Scudders Mill Road - Section 2G
                          Plainsboro, New Jersey 08536
                          ----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                   JUNE 30,       DECEMBER 31,
                                                     2001             2000
                                                  (unaudited)
                                                --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
    Cash and options premiums                   $    6,846,995   $    2,947,014
Investment in MM LLC                                17,166,306       19,921,935
Commercial Paper  (Cost: $0 and $4,310,371)                 --        4,310,371
Receivable from MM LLC                                   5,464          780,962
Accrued interest receivable                             18,945           52,986
                                                --------------   --------------

                TOTAL                           $   24,037,710   $   28,013,268
                                                ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                         $      235,294   $      438,622
    Payable to MM LLC                                  186,905               --
                                                --------------   --------------

            Total liabilities                          422,199          438,622
                                                --------------   --------------

Minority Interest                                           --          875,795
                                                --------------   --------------

PARTNERS' CAPITAL:
 General Partners (2,762 and 2,712 Units)              308,401          298,960
 Limited Partners (208,585 and 239,624 Units)       23,307,110       26,399,891
                                                --------------   --------------

            Total partners' capital                 23,615,511       26,698,851
                                                --------------   --------------

                TOTAL                           $   24,037,710   $   28,013,268
                                                ==============   ==============

NET ASSET VALUE PER UNIT

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     FOR THE THREE     FOR THE THREE     FOR THE SIX      FOR THE SIX
                                                     MONTHS ENDED      MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                       JUNE 30,          JUNE 30,          JUNE 30,         JUNE 30,
                                                         2001              2000              2001             2000
                                                    --------------    --------------    --------------   --------------
REVENUES:
    Trading profit (loss):
      Realized                                      $           --    $   (1,171,588)   $           --   $     (545,218)
      Change in unrealized                                      --           323,325                --          (87,844)
                                                    --------------    --------------    --------------   --------------

            Total trading results                               --          (848,263)               --         (633,062)
                                                    --------------    --------------    --------------   --------------

     Interest income                                        53,706           633,070           140,122        1,075,755
                                                    --------------    --------------    --------------   --------------

            Total revenues                                  53,706          (215,193)          140,122          442,693
                                                    --------------    --------------    --------------   --------------

EXPENSES:
    Profit Shares                                               --            (8,228)               --           19,046
    Brokerage commissions                                       --           494,238                --        1,124,117
    Administrative fees                                         --            20,644                --           46,184
                                                    --------------    --------------    --------------   --------------

            Total expenses                                      --           506,654                --        1,189,347
                                                    --------------    --------------    --------------   --------------

INCOME FROM INVESTMENT IN MM LLC                          (687,732)               --           347,904               --
                                                    --------------    --------------    --------------   --------------

INCOME (LOSS) BEFORE
    MINORITY INTEREST                                     (634,026)         (721,847)          488,026         (746,654)
                                                    --------------    --------------    --------------   --------------

    Minority interest                                           --            22,531                --           26,515
                                                    --------------    --------------    --------------   --------------

NET INCOME (LOSS)                                   $     (634,026)   $     (699,316)   $      488,026   $     (720,139)
                                                    ==============    ==============    ==============   ==============

NET INCOME (LOSS) PER UNIT:
      Weighted average number of General Partner
      and Limited Partners Units outstanding               220,094           328,546           228,783          349,954
                                                    ==============    ==============    ==============   ==============

      Net income (loss) per weighted average
        General  Partner and Limited Partner unit   $        (2.88)   $        (2.13)   $         2.13   $        (2.06)
                                                    ==============    ==============    ==============   ==============


See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)
                         ------------------------------

             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (unaudited)

                                           GENERAL           LIMITED
                           UNITS           PARTNER           PARTNERS            TOTAL
                      --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 1999          390,741    $    1,023,562    $   40,659,206    $   41,682,768

Net loss                          --            (5,023)         (715,116)         (720,139)

Redemptions                  (87,805)         (595,903)       (8,668,945)       (9,264,848)

Distributions                     --            (3,459)         (185,237)         (188,696)
                      --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  June 30, 2000              302,936    $      419,177    $   31,089,908    $   31,509,085
                      ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2000          242,336    $      298,960    $   26,399,891    $   26,698,851

Additions                         50             5,464                --             5,464

Net income                        --             5,263           482,763           488,026

Redemptions                  (31,040)               --        (3,460,297)       (3,460,297)

Distributions                     --            (1,286)         (115,247)         (116,533)
                      --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  June 30, 2001              211,346    $      308,401    $   23,307,110    $   23,615,511
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

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership") as of June 30, 2001, and the results of its operations for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000 (the "Annual Report").

      On January 1, 2001, the Trading Partnership was dissolved. The General Partner redeemed its entire investment from the Trading Partnership and the Partnership immediately invested its redemption proceeds directly into ML Multi-Manager Portfolio LLC ("MM LLC"), giving the Partnership a direct investment in MM LLC rather than through the Trading Partnership. This action did not effect the operation of the Partnership or MM LLC and was done at no cost to the investors. Any costs have been absorbed by MLIM Alternative Strategies LLC ("MLIM AS LLC") (formerly, Merrill Lynch Investment Partners, Inc.). MLIM AS LLC continues to maintain a 1% General Partner interest in the Partnership.

2.    INVESTMENTS

      Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed future funds sponsored by MLIM AS LLC. The Partnership is no longer trading directly through managed accounts with each of its Trading Advisors, but is investing in a limited liability company, MM LLC. As of September 1, 2000, MM LLC had an aggregate capitalization of approximately $264 million.

      The consolidation was effected by having the Partnership close its existing individual trading accounts and invest in MM LLC, which maintains a single account with each Advisor selected. MM LLC is managed by MLIM AS LLC, has no investors other than the multi-advisor funds sponsored by MLIM AS LLC, and serves solely as the vehicle through which the assets of such funds are combined in order to be managed through single rather than multiple accounts.

      The consolidation of the Partnership's trading accounts through MM LLC should result in improved order execution. By investing in MM LLC rather than trading as separate entities, participating funds receive the same price on their allocable portions of bulk orders rather than MLIM AS LLC having to allocate individual contracts acquired at different prices among different fund accounts. In addition, by pooling their capital in MM LLC, participating funds are able to maintain access to the full range of Trading Advisors - irrespective of how small an individual fund's capital base may become.

      No additional fees or charges were incurred by the Partnership or any investor as a result of the consolidation. MLIM AS LLC absorbed all costs related to the consolidation. As a result of consolidating the Partnership's trading accounts, Merrill Lynch Futures Inc. ("MLF"), which receives flat-rate brokerage fees from the Partnership, should be able to recognize future savings on its trade processing costs. MLIM AS LLC and MLF are responsible for the administration and monitoring of MM LLC as well as each participating fund, and in doing so will have access to the same "real time" trade and position information as was the case for the Partnership's managed accounts.

      As of June 30, 2001 and December 31, 2000 the Partnership had an investment in MM LLC of $17,166,306 and $19,921,935, respectively.

      Total revenues and fees with respect to the Partnership's investment are set forth as follows:

FOR THE THREE MONTHS      TOTAL           BROKERAGE      ADMINISTRATIVE         PROFIT         LOSS FROM
ENDED JUNE 30, 2001      REVENUE         COMMISSIONS          FEES              SHARES         INVESTMENT
                     ---------------   ---------------   ---------------   ---------------   ---------------
MM LLC (unaudited)   $      (431,667)  $       344,554   $        11,485   $       (99,974)  $      (687,732)
                     ---------------   ---------------   ---------------   ---------------   ---------------


FOR THE SIX MONTHS        TOTAL           BROKERAGE      ADMINISTRATIVE         PROFIT         INCOME FROM
ENDED JUNE 30, 2001      REVENUE         COMMISSIONS          FEES              SHARES         INVESTMENT
                     ---------------   ---------------   ---------------   ---------------   ---------------

MM LLC (unaudited)   $     1,271,565   $       688,163   $        22,939   $       212,559   $       347,904
                     ---------------   ---------------   ---------------   ---------------   ---------------

     A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                        MM LLC           MM LLC
                   ---------------   ---------------
                        JUNE 30,       DECEMBER 31,
                          2001             2000
                      (unaudited)
                   ---------------   ---------------
Assets             $   230,082,899   $   252,995,756
                   ===============   ===============

Liabilities        $     2,269,975   $     5,383,789
Members' Capital       227,812,924       247,611,967
                   ---------------   ---------------

Total              $   230,082,899   $   252,995,756
                   ===============   ===============


             FOR THE THREE MONTHS     FOR THE THREE MONTHS     FOR THE SIX MONTHS      FOR THE SIX MONTHS
              ENDED JUNE 30, 2001      ENDED JUNE 30, 2000     ENDED JUNE 30, 2001     ENDED JUNE 30, 2000
                  (unaudited)              (unaudited)             (unaudited)             (unaudited)
             ---------------------    ---------------------   ---------------------   ---------------------
Revenues     $          (3,382,848)   $           2,293,884   $          13,625,090   $           2,451,925

Expenses                 3,064,693                1,888,994               9,992,122               3,986,134
             ---------------------    ---------------------   ---------------------   ---------------------

Net Income
(Loss)       $          (6,447,541)   $             404,890   $           3,632,968   $          (1,534,209)
             =====================    =====================   =====================   =====================

3.    NET ASSET VALUE PER UNIT

      At June 30, 2001 and December 31, 2000, the Net Asset Values of the different series of Units were:

                                         June 30, 2001

                      NET ASSET              NUMBER          NET ASSET VALUE
                        VALUE               OF UNITS             PER UNIT
                 ------------------   ------------------   ------------------
Series A Units   $        5,800,268          50,281.0000   $           115.36
Series B Units              476,266           4,307.0000               110.58
Series C Units              847,608           7,955.0000               106.55
Series D Units            2,697,646          24,689.0000               109.27
Series E Units            2,275,873          20,553.4800               110.73
Series F Units            1,140,178          10,759.5400               105.97
Series G Units              867,032           8,277.2800               104.75
Series H Units              850,108           7,987.9150               106.42
Series K Units            2,978,766          25,652.0000               116.12
Series L Units            1,414,199          12,495.0300               113.18
Series M Units            2,001,301          17,436.9607               114.77
Series N Units              240,469           2,172.9278               110.67
Series O Units              623,003           5,613.7419               110.98
Series P Units              229,480           2,027.0000               113.21
Series Q Units              517,195           4,941.6908               104.66
Series R Units              509,642           4,822.0000               105.69
Series S Units              146,477           1,375.0000               106.53
                 ------------------   ------------------
Totals           $       23,615,511         211,346.5662
                 ==================   ==================

                                December 31, 2000

                                            NUMBER           NET ASSET VALUE
                   NET ASSET VALUE         OF UNITS              PER UNIT
                 ------------------   ------------------   ------------------
Series A Units   $        6,185,441          54,627.0000   $           113.23
Series B Units              487,797           4,357.0000               111.96
Series C Units              863,478           8,005.0000               107.87
Series D Units            2,795,253          26,084.0000               107.16
Series E Units            2,369,509          21,803.9800               108.67
Series F Units            1,348,280          12,550.5400               107.43
Series G Units              931,995           8,782.2800               106.12
Series H Units              844,370           8,087.9150               104.40
Series K Units            3,205,898          28,092.0000               114.12
Series L Units            1,619,734          14,562.0300               111.23
Series M Units            2,045,146          18,131.9607               112.79
Series N Units              296,095           2,722.9278               108.74
Series O Units            2,253,875          20,663.7419               109.07
Series P Units              225,563           2,027.0000               111.28
Series Q Units              508,459           4,941.6908               102.89
Series R Units              573,917           5,522.0000               103.93
Series S Units              144,041           1,375.0000               104.76
                 ------------------   ------------------
Totals           $       26,698,851         242,336.0662
                 ==================   ==================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of June 30, 2001, the Partnership has made the following distributions:

                         DISTRIBUTION         FIXED-RATE        DISCRETIONARY
             SERIES          DATE            DISTRIBUTION        DISTRIBUTION
           ----------    ------------       --------------     ----------------
    2001
---------
             Series B          1/1/01        $       3.50       $            -
             Series C          4/1/01                3.50                    -
             Series F          1/1/01                3.50                    -
             Series G          4/1/01                3.50                    -
    2000
---------
             Series A         10/1/00        $       3.50       $            -
             Series B          1/1/00                3.50                    -
             Series C          4/1/00                3.50                    -
             Series D          7/1/00                3.50                    -
             Series E         10/1/00                3.50                    -
             Series F          1/1/00                3.50                    -
             Series G          4/1/00                3.50                    -
             Series H          7/1/00                3.50                    -
    1999
---------
             Series A         10/1/99        $       3.50       $            -
             Series B          1/1/99                3.50                    -
             Series C          4/1/99                3.50                    -
             Series D          7/1/99                3.50                 1.00
             Series E         10/1/99                3.50                    -
             Series F          1/1/99                3.50                    -
             Series G          4/1/99                3.50                    -
             Series H          7/1/99                3.50                 1.00
    1998
---------
             Series A         10/1/98        $       3.50       $            -
             Series B          1/1/98                3.50                 1.50
             Series C          4/1/98                3.50                    -
             Series D          7/1/98                3.50                    -
             Series E         10/1/98                3.50                    -
             Series F          1/1/98                3.50                 1.25
             Series G          4/1/98                3.50                    -
             Series H          7/1/98                3.50                    -

5.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      As of September 1, 2000, the Partnership invests all of its assets allocated to trading in MM LLC. Accordingly, the Partnership invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, as amended SFAS No. 137 and SFAS No. 138, did not have a significant effect on the consolidated financial statements of the Partnership.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the unrealized profit
      (loss) as reflected in the respective Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC, as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

      The General Partner, MLIM AS LLC, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time for MM LLC, and include calculating the Net Asset Value of the Advisors' respective MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure through MM LLC, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors through Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentration. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice and trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection, with the market risk controls being applied by the Advisors themselves.

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

      The Partnership, through MM LLC, has credit risk in respect of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

      The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with MLF acting as its commodity broker.
      Pursuant to the brokerage agreement with MLF (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLF, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

           JAN.         FEB.         MAR.         APR.         MAY          JUN.
 2000   $112.80(a)   $112.46(a)   $111.61(a)   $110.11(a)   $110.85(a)   $109.67(a)
 2001   $112.97(b)   $113.94(b)   $117.81(b)   $115.64(b)   $115.09(b)   $115.36(b)

(a) After reductions for distribution declared of $6.00, $6.00, $3.50, $3.50 and $3.50 per Series A Unit as of October 1, 1995, 1996, 1997, 1998 and 1999,
respectively.

(b) After reduction for a $3.50 per Series A Unit distribution declared on October 1, 2000 and the distributions described in (a), resulting in a total distribution of $26.00 inception to date.

Performance Summary

All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2001 TO JUNE 30, 2001
--------------------------------
January 1, 2001 to March 31, 2001

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

Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels, kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15 year low as a result of short supply and increased demand. Potential increased planting, paired with a drop in demand, forced prices lower.

Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82--83 cents to 96 cents, the Euro fell back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly in March on substantial gains from short Japanese yen positions.

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

April 1, 2001 to June 30, 2001

Trading in agricultural commodities was profitable despite a sluggish start to the quarter. The market for grains has been weak throughout the beginning of 2001. Excellent crops in Argentina and Brazil and a good start to the U.S. growing season has resulted in weakness in the grain complex. Also, during the quarter, profits from short corn and cotton positions outweighed losses from soybeans.

Stock index trading was profitable for the Partnership as long NASDAQ 100 positions outweighed losses from DAX German Stock Index trading. Trading in S&P contracts was successful despite continued volatility.

Trading in the energy sector was down slightly. Despite profitable unleaded gas trading, losses were posted on long light crude oil and heating oil positions. Crude prices fell due to increased total inventories, stemming from the effects of crude oil stores rising more than 42 million barrels over the last few months. The energy sector faded from downside pressure from a slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged.

Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile, as China's silver exports have been high due to poor domestic demand, adversely affecting prices.

Trading in the interest rate markets was accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

JANUARY 1, 2000 TO JUNE 30, 2000

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

Stock Index trading was profitable for the quarter. During the month of January, the Hang Seng Index found market conditions to be difficult. Stock index trading returned in February and March with gains in positions in CAC 40 Euro futures, DAX German Stock Index and long S&P 500 positions resulted in gains as investors focused more on value stocks near the end of the quarter.

Metals trading alternated from profitable to unprofitable during the quarter. In January, gains in aluminum positions outweighed losses in zinc and copper. Losses in aluminum and gold positions outweighed gains in nickel positions during February. In March, metals trading was slightly profitable as gains in silver positions outweighed losses in zinc and copper.

Short Swiss franc and Euro positions launched the quarter with gains after officials from the Group of Seven met and failed to express concern about the low levels of the European currency, however, the positions were unprofitable in February offsetting gains in Japanese yen positions. Short Euro positions then bounced back in March but were outweighed by losses in Japanese yen and British pound positions.

Agriculture trading resulted in losses for the quarter. In January and February, gains in sugar positions were outweighed by losses in corn positions. In
March, corn positions were profitable as prices rose, but were outweighed by unprofitable soyoil and sugar positions. Corn prices fluctuated as changes in weather forecasts occurred throughout the quarter.

Short Eurodollar trading was profitable as the currency continued to decline in January. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the Japanese 10-year bond, U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely during the quarter.

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

Agriculture trading was profitable in the quarter as sugar and live hog positions outweighed losses from soybean trading. An exporter made the first sale of U.S. pork to China under a 1999 bilateral agricultural agreement, providing a new avenue of opportunity for U.S. pork producers. The mid-month USDA grain crop report projected a 12% rise in soybean inventories from last season. This resulted in fears of an abundance of supply and, therefore, lower prices for the commodity. Forecasts of reduced Brazilian exports and crop damage in China and Pakistan combined with greater than expected demand from Russia, resulted in gains for the Partnership's long sugar positions.

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

Stock index trading was unprofitable due to losses sustained in Nikkei 225 and S&P 500 positions early in the quarter. Signs of rising inflation fueled fears that the Federal Reserve will continue to raise interest rates aggressively to slow the robust economy. However, the Nikkei 225 trading showed gains at the end of the quarter as well as did the All Ordinaries Index as the Australian Index finished higher in June.

In metals trading, short aluminum positions were profitable early in the quarter as a refinery indicated that it will return to operation this year, adding supply to the market. During the middle of the quarter, copper trading resulted in losses for the sector. A Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. As has been the ongoing pattern, gold showed virtually no response to activities in the financial and equity markets, including the surge in energy prices.

Interest rate trading results were unprofitable for the quarter. Early on losses were incurred from U.S. Treasury bond and Euro 10-year bond trading. U.S. bond yields fell during the month as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. The Euro traded higher during May on reports that the European Central Bank may buy the currency to boost its value, but finally trading was again unprofitable as losses were incurred in Euro dollar and Japanese government bond positions. Short positions resulted in losses as the Euro dollar improved after the European Central Bank's 50 basis point repo rate hike.

Cash Management

Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now invests a portion of its assets in Commercial Paper. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIM AS LLC. At June 30, 2001, the Partnership did not have an investment in Commercial Paper.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership has units registered with an aggregate price of $462,114,000. Through June 30, 2001 the Partnership has sold units with an aggregate price of $164,506,495.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective May 31, 2001, Merrill Lynch Investment Partners' Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. The change will have no impact on the Partnership's investors.

          All of the officers of MLIP continue in their former roles with MLIM AS LLC, except that also effective May 31, 2001, Ronald S. Rosenberg, formerly Chief Executive Officer of MLIP, became President of MLIM AS LLC and Fabio P. Savoldelli, formerly President of MLIP, became Chairman and Chief Executive Officer of MLIM AS LLC. In addition, each of the four directors of MLIP now serve on the board of managers of MLIM AS LLC.

Item 6.   Exhibits and Reports on Form 8-K.

            (a)  Exhibits

          There are no exhibits required to be filed with this report.

            (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ML PRINCIPAL PROTECTION L.P.


                                  By:  MLIM ALTERNATIVE STRATEGIES LLC
                                       (formerly, Merrill Lynch Investment
                                        Partners, Inc.)
                                           (General Partner)


Date:  August 15, 2001            By /s/ FABIO SAVOLDELLI
                                     --------------------
                                     Fabio Savoldelli
                                     Chairman, Chief Executive Officer and
                                     Manager


Date:  August 15, 2001            By /s/ MICHAEL L. PUNGELLO
                                     -----------------------
                                     Michael L. Pungello
                                     Vice President, Chief Financial Officer
                                     and Treasurer