Form 10-Q
period 2001-09-30
ML PRINCIPAL PROTECTION LP
filed 2001-11-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

                                     OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

                                  609-282-6996
                                 --------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                       SEPTEMBER 30,     DECEMBER 31,
                                                            2001            2000
                                                        (UNAUDITED)
                                                       --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
    Cash                                               $    6,431,664   $    2,947,014
Investment in MM LLC                                       18,051,087       19,921,935
Commercial Paper (Cost: $0 and $4,310,371)                         --        4,310,371
Receivable from investment in MM LLC                               --          780,962
Accrued interest receivable                                    15,526           52,986
                                                       --------------   --------------

                TOTAL                                  $   24,498,277   $   28,013,268
                                                       ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                $      274,114   $      438,622
    Payable to MM LLC                                       1,869,831               --
                                                       --------------   --------------

            Total liabilities                               2,143,945          438,622
                                                       --------------   --------------

Minority Interest                                                  --          875,795
                                                       --------------   --------------

PARTNERS' CAPITAL:
 General Partner (2,762 and 2,712 Units)                      311,521          298,960
 Limited Partners (195,038 and 239,624 Units)              22,042,811       26,399,891
                                                       --------------   --------------

            Total partners' capital                        22,354,332       26,698,851
                                                       --------------   --------------

                TOTAL                                  $   24,498,277   $   28,013,268
                                                       ==============   ==============

NET ASSET VALUE PER UNIT

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     FOR THE THREE    FOR THE THREE     FOR THE NINE     FOR THE NINE
                                                     MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED
                                                     SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,
                                                          2001             2000              2001              2000
                                                     --------------   --------------    --------------   --------------
REVENUES:
    Trading loss:
     Realized                                        $           --   $      (65,030)   $           --   $     (610,248)
     Change in unrealized                                        --         (114,967)               --         (202,811)
                                                     --------------   --------------    --------------   --------------

            Total trading results                                --         (179,997)               --         (813,059)
                                                     --------------   --------------    --------------   --------------

     Loss from Investments                                       --         (680,218)               --         (680,218)
     Interest income                                         53,172          368,223           193,294        1,443,978
                                                     --------------   --------------    --------------   --------------

            Total revenues                                   53,172         (491,992)          193,294          (49,299)
                                                     --------------   --------------    --------------   --------------

EXPENSES:
    Profit Shares                                                --              110                --           19,156
    Brokerage commissions                                        --          274,152                --        1,398,269
    Administrative fees                                          --            7,787                --           53,971
                                                     --------------   --------------    --------------   --------------

            Total expenses                                       --          282,049                --        1,471,396
                                                     --------------   --------------    --------------   --------------

INCOME FROM INVESTMENT IN MM LLC                            283,158               --           631,062               --
                                                     --------------   --------------    --------------   --------------
INCOME (LOSS) BEFORE
    MINORITY INTEREST                                       336,330         (774,041)          824,356       (1,520,695)
                                                     --------------   --------------    --------------   --------------

    Minority interest                                            --           28,954                --           55,469
                                                     --------------   --------------    --------------   --------------

NET INCOME (LOSS)                                    $      336,330   $     (745,087)   $      824,356   $   (1,465,226)
                                                     ==============   ==============    ==============   ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner and
        Limited Partners Units outstanding                  205,199          291,576           220,921          330,495
                                                     ==============   ==============    ==============   ==============

      Net income (loss) per weighted average
        General  Partner and Limited Partner unit    $         1.64   $        (2.56)   $         3.73   $        (4.43)
                                                     ==============   ==============    ==============   ==============

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (unaudited)

                                              GENERAL         LIMITED
                           UNITS              PARTNER         PARTNERS            TOTAL
                       --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 1999           390,741    $    1,023,562    $   40,659,206    $   41,682,768

Net loss                           --           (15,855)       (1,449,371)       (1,465,226)

Redemptions                  (124,010)         (595,902)      (12,328,900)      (12,924,802)

Distributions                      --            (5,479)         (323,541)         (329,020)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2000          266,731    $      406,326    $   26,557,394    $   26,963,720
                       ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2000           242,336    $      298,960    $   26,399,891    $   26,698,851

Additions                          50             5,464                --             5,464

Net income                         --             9,878           814,478           824,356

Redemptions                   (44,586)               --        (4,943,437)       (4,943,437)

Distributions                      --            (2,781)         (228,121)         (230,902)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2001          197,800    $      311,521    $   22,042,811    $   22,354,332
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

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware limited partnership)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership") as of September 30, 2001, and the results of its operations for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

     On January 1, 2001, the Trading Partnership was dissolved. The General Partner, MLIM Alternative Strategies, LLC ("MLIM AS LLC") (formerly, Merrill Lynch Investment Partners, Inc.), redeemed its entire investment from the trading partnership and the Partnership immediately invested its redemption proceeds directly into ML Multi-Manager Portfolio LLC
     ("MM LLC"), giving the Partnership a direct investment in MM LLC rather than through the Trading Partnership. This action did not effect the operation of the Partnership or MM LLC and was done at no cost to the investors. Any costs have been absorbed by MLIM AS LLC. MLIM AS LLC continues to maintain a 1% General Partner interest in the Partnership.

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

     As of September 30, 2001 and December 31, 2000, the Partnership had an investment in MM LLC of $18,051,087 and $19,921,935, respectively.

Total revenues and fees with respect to the Partnership's investment are set forth as follows:

FOR THE THREE MONTHS            TOTAL           BROKERAGE       ADMINISTRATIVE         PROFIT          INCOME FROM
ENDED SEPTEMBER 30, 2001       REVENUE         COMMISSIONS          FEES               SHARES           INVESTMENT
                           ---------------   ----------------  -----------------   -------------   --------------------
MM LLC (unaudited)         $      720,901    $       319,879   $         10,662    $    107,202    $           283,158
                           ---------------   ----------------  -----------------   -------------   --------------------

FOR THE NINE MONTHS            TOTAL           BROKERAGE       ADMINISTRATIVE         PROFIT          INCOME FROM
ENDED SEPTEMBER 30, 2001      REVENUE         COMMISSIONS          FEES               SHARES           INVESTMENT
                           ---------------   ----------------  -----------------   -------------   --------------------
MM LLC (unaudited)         $    1,992,466    $     1,008,042   $         33,601    $    319,761    $           631,062
                           ---------------   ----------------  -----------------   -------------   --------------------

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                       MM LLC            MM LLC
                   ---------------   ---------------
                    SEPTEMBER 30,     DECEMBER 31,
                        2001              2000
                    (UNAUDITED)
                   ---------------   ---------------
Assets             $   222,849,008   $   252,995,756
                   ===============   ===============

Liabilities        $     8,721,675   $     5,383,789
Members' Capital       214,127,333       247,611,967
                   ---------------   ---------------

Total              $   222,849,008   $   252,995,756
                   ===============   ===============

                       FOR THE THREE MONTHS        FOR THE THREE MONTHS         FOR THE NINE MONTHS          FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000     ENDED SEPTEMBER 30, 2001    ENDED SEPTEMBER 30, 2000
                           (UNAUDITED)                (UNAUDITED)                   (UNAUDITED)                  (UNAUDITED)
                    -------------------------    -------------------------    -------------------------   -------------------------
Revenues            $               7,879,447    $              (4,176,959)   $              21,504,537   $              (1,725,034)

Expenses                            4,976,570                    2,411,044                   14,968,692                   6,397,178
                    -------------------------    -------------------------    -------------------------   -------------------------

Net Income (Loss)   $               2,902,877    $              (6,588,003)   $               6,535,845   $              (8,122,212)
                    =========================    =========================    =========================   =========================

3.    NET ASSET VALUE PER UNIT

At September 30, 2001 and December 31, 2000, the Net Asset Values of the different series of Units were:

                                  SEPTEMBER 30, 2001

                   NET ASSET          NUMBER          NET ASSET VALUE
                     VALUE           OF UNITS            PER UNIT
                 ----------------   ----------------   ----------------
Series A Units   $      5,704,079        48,746.0000          $117.02
Series B Units            482,397         4,307.0000          $112.00
Series C Units            830,979         7,705.0000          $107.85
Series D Units          2,596,300        24,239.0000          $107.11
Series E Units          1,704,325        15,178.2800          $112.29
Series F Units            988,376         9,209.5400          $107.32
Series G Units            821,836         7,746.0300          $106.10
Series H Units            806,881         7,737.9150          $104.28
Series K Units          3,010,101        25,483.0000          $118.12
Series L Units          1,427,086        12,395.0300          $115.13
Series M Units          2,009,454        17,211.9607          $116.75
Series N Units            236,593         2,101.6778          $112.57
Series O Units            633,729         5,613.7419          $112.89
Series P Units            233,416         2,027.0000          $115.15
Series Q Units            259,922         2,441.6908          $106.45
Series R Units            518,383         4,822.0000          $107.50
Series S Units             90,475           835.0000          $108.35
                 ----------------   ----------------
Totals           $     22,354,332       197,799.8662
                 ================   ================


                                     DECEMBER 31, 2000

                 NET ASSET VALUE       NUMBER               NET ASSET VALUE
                 -----------------   -----------------   -----------------
Series A Units   $       6,185,441         54,627.0000          $   113.23
Series B Units             487,797          4,357.0000              111.96
Series C Units             863,478          8,005.0000              107.87
Series D Units           2,795,253         26,084.0000              107.16
Series E Units           2,369,509         21,803.9800              108.67
Series F Units           1,348,280         12,550.5400              107.43
Series G Units             931,995          8,782.2800              106.12
Series H Units             844,370          8,087.9150              104.40
Series K Units           3,205,898         28,092.0000              114.12
Series L Units           1,619,734         14,562.0300              111.23
Series M Units           2,045,146         18,131.9607              112.79
Series N Units             296,095          2,722.9278              108.74
Series O Units           2,253,875         20,663.7419              109.07
Series P Units             225,563          2,027.0000              111.28
Series Q Units             508,459          4,941.6908              102.89
Series R Units             573,917          5,522.0000              103.93
Series S Units             144,041          1,375.0000              104.76
                 -----------------   -----------------
Totals           $      26,698,851        242,336.0662
                 =================   =================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of September 30, 2001, the Partnership has made the following distributions:

                      DISTRIBUTION     FIXED-RATE     DISCRETIONARY
            SERIES        DATE        DISTRIBUTION     DISTRIBUTION
        ----------- ----------------- -------------- -----------------
    2001
---------
        Series B          1/1/01       $   3.50          $      -
        Series C          4/1/01           3.50                 -
        Series D          7/1/01           3.50                 -
        Series F          1/1/01           3.50                 -
        Series G          4/1/01           3.50                 -
        Series H          7/1/01           3.50                 -
    2000
---------
        Series A         10/1/00       $   3.50          $      -
        Series B          1/1/00           3.50                 -
        Series C          4/1/00           3.50                 -
        Series D          7/1/00           3.50                 -
        Series E         10/1/00           3.50                 -
        Series F          1/1/00           3.50                 -
        Series G          4/1/00           3.50                 -
        Series H          7/1/00           3.50                 -
    1999
---------
        Series A         10/1/99       $   3.50          $      -
        Series B          1/1/99           3.50                 -
        Series C          4/1/99           3.50                 -
        Series D          7/1/99           3.50              1.00
        Series E         10/1/99           3.50                 -
        Series F          1/1/99           3.50                 -
        Series G          4/1/99           3.50                 -
        Series H          7/1/99           3.50              1.00
    1998
---------
        Series A         10/1/98       $   3.50          $      -
        Series B          1/1/98           3.50              1.50
        Series C          4/1/98           3.50                 -
        Series D          7/1/98           3.50                 -
        Series E         10/1/98           3.50                 -
        Series F          1/1/98           3.50              1.25
        Series G          4/1/98           3.50                 -
        Series H          7/1/98           3.50                 -


5.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     As of September 1, 2000, the Partnership invests all of its assets allocated to trading in MM LLC. Accordingly, the Partnership invested indirectly in derivative instruments, but does not itself hold any derivative instrument positions. The application of the provisions of Statement of Financial

     Accounting Standards ("SFAS") No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the consolidated financial statements of the Partnership.

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

     CREDIT RISK

     The risks associated with exchange-traded contracts are typically perceived to be less than those associated with over-the-counter (non-exchange-traded) transactions, because exchanges typically (but not universally) provide clearinghouse arrangements in which the collective credit (in some cases limited in amount, in some cases not) of the members of the exchange is pledged to support the financial integrity of the exchange. In over-the-counter transactions, on the other hand, traders must rely solely on the credit of their respective individual counterparties. Margins, which may be subject to loss in the event of a default, are generally required in exchange trading and counterparties may require margin in the over-the-counter markets.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

           JAN.        FEB.        MAR.        APR.        MAY         JUN.        JUL.        AUG.        SEP.
 2000   $112.80(a)  $112.46(a)  $111.61(a)  $110.11(a)  $110.85(a)  $109.67(a)  $108.61(a)  $109.41(a)  $107.25(a)
 2001   $112.97(b)  $113.94(b)  $117.81(b)  $115.64(b)  $115.09(b)  $115.36(b)  $115.43(b)  $116.10(b)  $117.02(b)

(a) After reduction for distributions declared of $6.00, $6.00, $3.50, 3.50 and $3.50 per Series A Unit as of October 1, 1995, 1996, 1997, 1998 and 1999, respectively.

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

January 1, 2001 to September 30, 2001
-------------------------------------
January 1, 2001 to March 31, 2001

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

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak. Gold's failure to rally also weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

Currency trading suffered losses, particularly in Euro and Japanese yen positions. The further weakening of the Euro and Japanese yen displayed how the global economy is not immune to the slowdown of the U.S. economy. Gains were posted in the Canadian dollar at quarter end due to a healthy trade surplus and a favorable short-term interest rate differential.

The metals sector performed poorly. Weakness in the Euro, a decline in the Australian dollar to all time lows and producer and central bank selling sent gold prices lower. Silver trading was volatile. China's silver exports have been high due to poor domestic demand, adversely affecting prices.

Trading in the interest rate markets accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. 10-year notes were unprofitable.

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Euro dollar positions. These gains more than offset losses on U.S. Treasury and Japanese 10-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

Metals trading was profitable throughout the quarter. Positions in aluminum, copper, silver and nickel produced profits. Long gold positions were profitable as investors flocked to gold for safety in the aftermath of the terrorist attacks.

Stock index trading was also successful as the Partnership's various short positions were profitable. Major indices in the world markets fell as corporate earnings, in general, were poor and the global economic slump would worsen as a result of the terrorist attacks.

Trading in the energy sector was moderately unsuccessful. The sector continued to face downside pressure as in the prior months. Natural gas prices fell as the heat wave in the Northeast dissipated. Oil prices sank, as traders feared the attacks would not only cripple the airline industry (a major consumer of oil), but would also trigger a global economic recession, cutting the demand for oil.

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.

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

Short Swiss franc and Euro positions launched the quarter with gains after officials from the Group of Seven met and failed to express concern about the low levels of the European currency, however the positions were unprofitable in February offsetting gains in Japanese yen positions. Short Euro positions then bounced back in March but were outweighed by losses in Japanese yen and British pound positions.

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

Agriculture trading was profitable in the quarter as sugar and live hog positions outweighed losses from soybean trading. An exporter made the first sale of U.S. pork to China under a 1999 bilateral agricultural agreement, providing a new avenue of opportunity for U.S. pork producers. The mid-month USDA grain crop report projected a 12% rise in soybean inventories from last season. This resulted in fears of an abundance of supply and therefore, lower prices for the commodity. Forecasts of reduced Brazilian exports and crop damage in China and Pakistan combined with greater than expected demand from Russia, resulted in gains for the Partnership's long sugar positions.

Currency trading proved profitable for the Partnership. Gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it will not keep the Swiss franc from rising. Short positions in the British pound and Canadian dollar resulted in gains for the sector during May. The British pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." The Euro rallied to U.S. $0.97 early in the month, but faced profit-taking after news of some capital outflow from Euroland.

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

Currency trading was not profitable for the quarter. Gains were realized on short Japanese yen positions in July as the yen finished the month weaker against the U.S. dollar in anticipation that the U.S. Federal Reserve would continue to increase interest rates. By mid quarter losses were sustained in the Euro positions as it fell to a record low despite stronger than expected European financial data and the success of the German tax reform package. Profits generated from long Euro positions late in September were not large enough to offset earlier losses. European economic conditions remained positive. Moderation in U.S. activity suggests no surprises on the upside in the coming quarters, indicating potential strength in the Euro.

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

Cash Management

Prior to June 2000, the Partnership invested a portion of its assets in Government Securities. Effective June 2000, the Partnership liquidated the Government Securities held and now invests a portion of its assets in Commercial Paper. These holdings generally have maturities of 30, 60 or 90 days and are held to maturity. The investments in Commercial Paper are directed by MLIM AS LLC. At September 30, 2001, the Partnership did not have an investment in Commercial Paper.

                           PART II - OTHER INFORMATION

Item 1.         Legal Proceedings

                There are no pending legal proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.         Changes in Securities and Use of Proceeds

                (a) None.
                (b) None.
                (c) None.
                (d) The Partnership has units registered with an aggregate price of $462,114,000. Through September 30, 2001 the Partnership has sold units with an aggregate price of $164,506,495.

Item 3.         Defaults Upon Senior Securities

                None.

Item 4.         Submission of Matters to a Vote of Security Holders

                None.

Item 5.         Other Information

                Effective May 31, 2001, Merrill Lynch Investment Partners Inc. ("MLIP"), a Delaware corporation and General Partner of the Partnership, converted to a Delaware limited liability company. In connection with the conversion, MLIP's name was changed to MLIM Alternative Strategies LLC ("MLIM AS LLC"). This step was taken in connection with the ongoing reorganization of the various alternative investment groups under the Merrill Lynch Investment Managers umbrella. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate Merrill Lynch Investment Managers in a tax free reorganization. The changes will have no impact on the Partnership's investors.

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

                  (b)  REPORTS ON FORM 8-K

                There were no reports on Form 8-K filed during the first nine months of fiscal 2001.

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



                                ML PRINCIPAL PROTECTION L.P.
                                ----------------------------
                                (formerly ML Principal Protection Plus L.P.)



                          By: MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners, Inc.) (General Partner)


Date:  November 15, 2001  By /s/ FABIO P. SAVOLDELLI
                              ----------------------
                              Fabio P. Savoldelli
                              Chairman, Chief Executive Officer and Manager




Date:  November 15, 2001  By /s/ MICHAEL L. PUNGELLO
                             -----------------------
                             Michael L. Pungello
                             Vice President, Chief Financial Officer
                             and Treasurer