Form 10-K405
period 2001-12-31
ML PRINCIPAL PROTECTION LP
filed 2002-03-28
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                (x) Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2001
                                       or
                  ( ) Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25000

                          ML PRINCIPAL PROTECTION L.P.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                   13-3750642 (REGISTRANT)
-------------------------------                   --------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

                       C/O MLIM ALTERNATIVE STRATEGIES LLC
                           PRINCETON CORPORATE CAMPUS
                       800 SCUDDERS MILL ROAD - SECTION 2G
                          PLAINSBORO, NEW JERSEY 08536
                          ----------------------------
                    (Address of principal executive offices)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 2002, limited partnership units with an aggregate value of $19,802,416 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE
The registrant's "2001 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2001, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2001 ON FORM 10-K


                                TABLE OF CONTENTS


                                     PART I                                                                    PAGE
                                                                                                               ----

Item 1.       Business                                                                                           1

Item 2.       Properties                                                                                         7

Item 3.       Legal Proceedings                                                                                  7
..
Item 4.       Submission of Matters to a Vote of Security Holders                                                8


                                     PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters                              8

Item 6.       Selected Financial Data                                                                           10

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations             12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                                        18

Item 8.       Financial Statements and Supplementary Data                                                       19

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              19


                                     PART III

Item 10.      Directors and Executive Officers of the Registrant                                                19

Item 11.      Executive Compensation                                                                            20

Item 12.      Security Ownership of Certain Beneficial Owners and Management                                    20

Item 13.      Certain Relationships and Related Transactions                                                    22


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   23

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

                  MLIM Alternative Strategies LLC ("MLIM AS LLC"), formerly Merrill Lynch Investment Partners Inc. ("MLIP"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), is the general partner of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), the successor to Merrill Lynch Futures, Inc. ("MLF") by merger, is the Partnership's commodity broker.

                  Effective May 31, 2001, MLIP converted to a Delaware limited liability company and changed its name. Effective August 14, 2001, Merrill Lynch Group, Inc. contributed all of the issued and outstanding shares of MLIM AS LLC to its affiliate MLIM in a tax-free reorganization. All of the officers of MLIP at the time continued with their former roles with MLIM AS LLC. The changes had no impact on the Partnership's investors. Effective November 2, 2001, MLF merged into its affiliate, MLPF&S, a wholly owned subsidiary of Merrill Lynch. MLPF&S became the successor party to the agreements between MLF and the Partnership. The terms of the agreements remained unchanged and the merger had no effect on the terms on which the Partnership's transactions were executed.

                  Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by MLIM AS LLC allocate their assets to a number of the same independent advisors (the "Advisors"). MLIM AS LLC consolidated the trading accounts of nine of its Multi-Advisor Funds as of June 1, 1998. The consolidation was achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, ML Multi-Manager Portfolio LLC ("MM LLC"), a Delaware limited liability company, which opened a single account with each Advisor selected. On September 1, 2000, the Partnership joined MM LLC in a similar manner along with another Multi-Advisor Fund sponsored by MLIM AS LLC. MM LLC is managed by MLIM AS LLC, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership; therefore, the following notes also relate to the operation of the Partnership through its investment in MM LLC. The administrative authority over the Partnership remains with MLIM AS LLC. MLIM AS LLC, on an ongoing basis, may change the number of Multi-Advisor Funds investing in MM LLC.

                  The Partnership offers its units of limited partnership interest ("Units"), and receives and processes subscriptions, on a continuous basis throughout each calendar quarter. Investors whose subscriptions are accepted at any time during a calendar quarter are admitted to the Partnership as limited partners as of the beginning of the immediately following quarter, acquiring Units at $100 per Unit. Investors' customer securities accounts are debited in the amount of their subscriptions on settlement dates throughout each quarter shortly after their subscriptions are accepted by MLIM AS LLC. Subscription proceeds received during a quarter are held in escrow pending investment in Units as of the beginning of the following quarter. All interest earned on subscriptions while held in escrow is paid to the investors on or about the date that Units are issued to them or their subscription is rejected.

                  The Units sold, generally, at the beginning of each calendar quarter, are sold in separate Series, each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in MM LLC or, prior to September 1, 2000, the ML Principal Protection Trading L.P. (the "Trading Partnership").

                  Only the assets attributable to each Series of Units allocated to trading are allocated to the Advisors for management through MM LLC.

                  As of December 31, 2001, the Partnership's capitalization was $ 21,305,280 and the Net Asset Value per Series A Unit (the initial Series of Units), originally $100 as of October 12, 1994, had risen to $142.01 (adding back $29.50 in Distributions).

                  Through December 31, 2001, the highest month-end Net Asset Value of a Series A Unit was $147.86 (adding back $29.50 in Distributions) (October 31, 2001) and the lowest was $101.04 (December 31, 1994).

                  The outstanding Series of Units are entitled to fixed-rate annual distributions (which cannot be reduced prior to the first Principal Assurance Date, as defined below, for such Series) and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

                  The Partnership is a "principal protected" commodity pool. Merrill Lynch provides the guarantee described below under 1(c), "Narrative Description of Business -- Merrill Lynch's 'Principal Protection' Undertaking to the Partnership" that all Units of any given Series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect Merrill Lynch from any liability under its guarantee, MLIM AS LLC imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Partnership's assets in the Partnership rather than investing such assets in MM LLC for allocation to trading. If the Net Asset Value per Unit of a Series declines to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIM AS LLC would terminate trading with respect to such Series altogether in order to ensure that Merrill Lynch incurred no financial obligation to the Partnership under Merrill Lynch's guarantee of the minimum Net Asset Value per Unit of such Series. The Principal Assurance Dates for Series A and Series B came to term on September 30, 2001 and December 31, 2001, respectively and were not renewed. The Series A and Series B Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature.

                  In the case of Units sold after May 1, 1997, the potential opportunity costs of the Partnership's "principal protection" are significantly increased due to the fact that in the event that MLIM AS LLC deleverages any Series of such Units, it must deleverage all Series to the same degree. A Series could be deleveraged as a result of losses which accrued subsequent to such Series having recognized profits more than sufficient to offset such losses, but which were earned before a more recent Series was issued and, consequently, were not available to offset the same losses incurred by such Series. Conversely, losses incurred before a particular Series is issued could indirectly cause a further deleveraging of such Series' trading due to the effect of such losses on the leverage which MLIM AS LLC believes it is appropriate to use for an earlier-issued Series.

         (b)      FINANCIAL INFORMATION ABOUT SEGMENTS:

                  The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS:

                  GENERAL

                  The Partnership trades, through MM LLC in the international futures, options on futures, forwards and options on forward markets, with the objectives of achieving long-term capital appreciation while controlling performance volatility while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Prinicipal Assurance Date, with respect to those Series whose Principal Assurance Date has not passed. The Partnership's investment in MM LLC is allocated and reallocated by MLIM AS LLC to the trading management of the Advisors applying proprietary strategies in numerous markets. MLIM AS LLC may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing up to 50% more equity than the actual capital allocated to them.

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

                  MERRILL LYNCH'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

                  Merrill Lynch agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series that remains subject to the guarantee will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to certain Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any). It is not a guarantee against the loss of the time value of such investment or a guarantee of profit. The Principal Assurance Dates for Series A and Series B came to term on September 30, 2001 and December 31, 2001, respectively and were not renewed. The Series A and Series B Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature.

                  OPERATION OF A SERIES AFTER ITS PRINCIPAL ASSURANCE DATE

                  MLIM AS LLC may determine to dissolve a Series as of its Principal Assurance Date, to extend the Merrill Lynch guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by Merrill Lynch) or to continue to operate such Series without a "principal protection" feature. Series A and Series B continues to operate without the "principal protection" feature.

                  PREVIOUS TWO-TIER STRUCTURE OF THE PARTNERSHIP

                  Prior to September 1, 2000, the Partnership did not trade in the futures and forwards markets directly, but rather through the Trading Partnership. The Partnership's liability for any trading losses was still limited to the Partnership's investment in the Trading Partnership. Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed futures funds sponsored by MLIM AS LLC. The Trading Partnership was no longer trading directly through managed accounts with each of its advisors, but invested in MM LLC. As of January 1, 2001, the Trading Partnership was liquidated and the Partnership invested directly into MM LLC.

                  USE OF PROCEEDS AND CASH MANAGEMENT INCOME

                  SUBSCRIPTION PROCEEDS.

                  MLIM AS LLC pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and are available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, options on futures, forwards and options on forward markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management and to earn interest, as more fully described below under "Available Assets."

                  MARKET SECTORS.

                  The Partnership trades, through MM LLC, in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can from time to time, materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

                  MARKET TYPES.

                  The Partnership trades, through MM LLC, on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes places in the highly liquid, institutionally-based currency forward markets.

                  Many of the Partnership's currency trades, through MM LLC, are executed in the spot and forward foreign exchange markets (the "FX Markets") where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a "spread" between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical ("EFP") trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

                  As in the case of its market sector allocations, the Partnership's commitments to different types of markets -- U.S. and non-U.S., regulated and non-regulated -- differ substantially from time to time as well as over time. The Partnership has no policy restricting its relative commitments to any of these different types of markets.

                  CUSTODY OF ASSETS.

                  All of the Partnership's assets are currently held in customer accounts at Merrill Lynch.

                  AVAILABLE ASSETS.

                  Prior to May 26, 2000, the Partnership earned income, as described below, on its "Available Assets," which could be generally described as the cash actually held by the Partnership or invested in Treasury bills or Government Securities. Available Assets were held primarily in U.S. dollars or in U.S. dollar denominated Government Securities, and to a lesser extent, in foreign currencies, and were comprised of the following: (a) the Partnership's assets managed by MLIM and the Partnership's cash balances held in the offset accounts (as described below) which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership's account on a daily basis; (b) short-term Treasury bills purchased by the Partnership; and (c) the Partnership's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. On May 26, 2000, the Government Securities and Treasury bills were liquidated and Commercial Paper was purchased. Available Assets do not include, and the Partnership does not earn interest on, the Partnership's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

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

THE PARTNERSHIP'S U.S. DOLLAR AVAILABLE ASSETS MANAGED BY MLIM AND COMMERCIAL PAPER PROGRAM.

                  Prior to May 26, 2000, a portion of the Partnership's U.S. dollar Available Assets were managed directly by MLIM, pursuant to guidelines established by MLIM AS LLC, for which MLIM assumed no responsibility, in the Government Securities markets. MLIM AS LLC's objective in retaining MLIM was to provide cash management services to the Partnership and to enhance the return earned on the Partnership's U.S. dollar Available Assets managed by MLIM to slightly above the 91-day Treasury bill rate. On May 26, 2000, the Government Securities were liquidated and the management agreement with MLIM was terminated. Commercial Paper was then purchased. MLPF&S acts as custodian for the cash assets utilized in the Commercial Paper Program. The Commercial Paper Program is managed by MLIM AS LLC. As of December 31, 2001, the Commercial Paper Program was inactive.

                  The Commercial Paper holdings are acquired on behalf of the Partnership and maintained in a custodial account at Merrill Lynch and are specifically traceable to the Partnership. All income earned on such Commercial Paper inures to the benefit of the Partnership.

                  INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON-U.S. DOLLAR ASSETS

                  The Partnership's U.S. dollar assets are maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits the Partnership with interest at the prevailing 91-day U.S. Treasury bill rate. The Partnership is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest which Merrill Lynch pays to the Partnership, from possession of such assets. The Partnership's U.S. dollar assets invested in MM LLC are also maintained at MLPF&S. MLPF&S credits
MM LLC with interest in the same manner. The Partnership indirectly receives this interest through its investment in MM LLC.

                  Merrill Lynch charges the Partnership directly, and after September 1, 2000 through MM LLC Merrill Lynch's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar-denominated positions.

         CHARGES

                  The following table summarizes the charges incurred by the Partnership during 2001, 2000, and 1999.

                                          2001                          2000                              1999
                               --------------------------------------------------------------------------------------------
                                               % OF AVERAGE                     % OF AVERAGE                   % OF AVERAGE
                                  DOLLAR       MONTH-END        DOLLAR          MONTH-END         DOLLAR       MONTH-END
            CHARGES               AMOUNT       NET ASSETS       AMOUNT          NET ASSETS        AMOUNT       NET ASSETS
---------------------------------------------------------------------------------------------------------------------------
Brokerage Commissions                     -     0.00%           $1,398,269      4.36%             $3,969,972     6.53%
Administrative Fee                        -     0.00%               53,971      0.17%                159,099     0.26%
Profit Shares                             -     0.00%               19,158      0.06%                265,734     0.44%
                               --------------------------------------------------------------------------------------------
Total                                     -     0.00%           $1,471,398      4.59%             $4,394,805     7.23%
                               ============================================================================================


                  Subsequent to September 1, 2000, Brokerage Commissions, Administrative Fees and Profit Shares are not representative of the actual amounts paid by the Partnership, because the Partnership paid these fees as an investor in MM LLC. During 2001, the Partnership had 100% of its assets invested in MM LLC. The charges were incurred by MM LLC and passed through the Partnership (see "Description of Current Charges").

                  The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar available assets in offset accounts.

                  The Partnership's average month-end Net Assets during 2001, 2000, and 1999 equaled $23,799,347, $32,066,319 and $60,816,812, respectively.

                  During 2001, 2000 and 1999, the Partnership earned $213,543, $1,549,458 and $3,263,074 in interest income, or approximately 0.90%, 4.83% and 5.37% of the Partnership's average month-end Net Assets.

                  The variations in charges and interest income are primarily due to placing assets in MM LLC (See Item 7).

                                    DESCRIPTION OF CURRENT CHARGES

RECIPIENT                  NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------                  -----------------                  -----------------
MLPF&S                     Brokerage Commissions              A flat-rate monthly commission of 0.625 of 1% (a 7.5%
                                                              annual rate) of the Partnership's month-end assets
                                                              committed to trading. The Partnership initially
                                                              commits 85% of the capital attributable to each
                                                              Series of Units issued after May 1, 1998.

                                                              During 2000 (prior to its investment in MM LLC) and
                                                              1999, the round-turn equivalent rate of the Partnership's
                                                              flat-rate Brokerage Commissions was approximately $101 and
                                                              $127, respectively. The estimated aggregate round turn
                                                              commission rate for MM LLC for the years ended
                                                              December 31, 2001 and 2000 was $64 and $82, respectively.

MLPF&S                     Use of Partnership assets          Merrill Lynch may derive certain economic benefit
                                                              from the deposit of certain of the Partnership's U.S.
                                                              dollar Available Assets not held in Commercial Paper.

MLIM AS LLC                Administrative Fees                The Partnership pays MLIM AS LLC a monthly
                                                              Administrative Fee equal to 0.021 of 1% (a 0.25 of 1%
                                                              annual rate) of the Partnership's month-end total
                                                              assets. MLIM AS LLC pays the Partnership's routine
                                                              administrative costs.

Other                      Bid-ask spreads                    Bid-ask spreads on forward and related trades.
Counterparties



RECIPIENT                  NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------                  -----------------                  -----------------
Advisors                   Profit Shares                      Advisors receive quarterly or annual Profit Shares
                                                              ranging from 20% to 23% (depending on the Advisor) of
                                                              any New Trading Profit. Profit Shares are also paid
                                                              upon the net reallocation of assets away from an
                                                              Advisor and the redemption of Units. New Trading
                                                              Profit is calculated separately in respect of each
                                                              Advisor, irrespective of the overall performance of
                                                              the Partnership. The Partnership may pay substantial
                                                              Profit Shares during periods when it is incurring
                                                              significant overall losses. Subsequent to
                                                              September 1, 2000, the Partnership pays Profit Shares
                                                              through MM LLC.

Advisors                   Consulting Fees                    MLPF&S  pays  the  Advisors  annual  Consulting  Fees
                                                              ranging  up  to  2%  of  the  Partnership's   average
                                                              month-end  assets  allocated to them for  management,
                                                              after  reduction  for  a  portion  of  the  brokerage
                                                              commissions accrued with respect to such assets.

MLPF&S;                    Extraordinary expenses             Actual costs incurred; none paid to date.
  Others


                    --------------
                  REGULATION

                  MLIM AS LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association (the "NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM AS LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

                  (i) through (xii) -- not applicable.

                  (xiii)  The Partnership has no employees.

          (d)     FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS:

                 The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenues derived from customers in foreign countries. However, the Partnership trades, through MM LLC, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES

         The Partnership does not use any physical properties in the conduct of its business.

         The Partnership's only place of business is the place of business of MLIM AS LLC (MLIM Alternative Strategies LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLIM AS LLC performs all administrative services for the Partnership from MLIM AS
LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

                  Merrill Lynch -- a partner of MLIM (which is the sole member of MLIM AS LLC) -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations of financial condition of MLIM AS LLC or the Partnership.

                  MLIM AS LLC itself has never been the subject of any material litigation.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Partnership has never submitted any matters to a vote of its Limited Partners.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 5(a)

         (a)      MARKET INFORMATION:

                  There is no established public trading market for the Units, nor will one develop. However, Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to their applicable Principal Assurance Date are not entitled to any benefits under the Merrill Lynch guarantee.

         (b)      HOLDERS:

                  As of December 31, 2001, there were 1,268 holders of Units, including MLIM AS LLC.

         (c)      DIVIDENDS:

                  For Series issued on or prior to May 1, 1997, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. MLIM AS LLC may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units. For those Series whose principal protection feature has not been renewed, currently Series A and Series B, the annual fixed rate distribution has been terminated.

         As of December 31, 2001, 2000 and 1999, the Partnership had made the following distributions:

                     SERIES        DISTRIBUTION          FIXED-RATE      DISCRETIONARY
                                       DATE             DISTRIBUTION      DISTRIBUTION
        --------------------  ----------------------- ----------------  -----------------
   2001
                   Series A                10/1/2001       $ 3.50                      -
                   Series B                 1/1/2001         3.50                      -
                   Series C                 4/1/2001         3.50                      -
                   Series D                 7/1/2001         3.50                      -
                   Series E                10/1/2001         3.50                      -
                   Series F                 1/1/2001         3.50                      -
                   Series G                 4/1/2001         3.50                      -
                   Series H                 7/1/2001         3.50                      -


   2000
                   Series A                10/1/2000       $ 3.50                      -
                   Series B                 1/1/2000         3.50                      -
                   Series C                 4/1/2000         3.50                      -
                   Series D                 7/1/2000         3.50                      -
                   Series E                10/1/2000         3.50                      -
                   Series F                 1/1/2000         3.50                      -
                   Series G                 4/1/2000         3.50                      -
                   Series H                 7/1/2000         3.50                      -


   1999
                   Series A                10/1/1999       $ 3.50                      -
                   Series B                 1/1/1999         3.50                      -
                   Series C                 4/1/1999         3.50                      -
                   Series D                 7/1/1999         3.50                   1.00
                   Series E                10/1/1999         3.50                      -
                   Series F                 1/1/1999         3.50                      -
                   Series G                 4/1/1999         3.50                      -
                   Series H                 7/1/1999         3.50                   1.00


           The Partnership does not make any distributions on any Series of Units issued subsequent to May 1, 1997.

         (d)      RECENT SALES OF UNREGISTERED SECURITIES;
                  USE OF PROCEEDS FROM REGISTERED SECURITIES

                  The Partnership has Units registered with an aggregate price of $462,114,000. The Partnership has sold Units with an aggregate price of $164,506,495.

ITEM 5(b)

                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                            FOR THE YEAR    FOR THE YEAR     FOR THE YEAR     FOR THE YEAR    FOR THE YEAR
                                                ENDED            ENDED           ENDED            ENDED           ENDED
                                            DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA                           2001            2000             1999             1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profit (Loss)
     Realized                                  $       -     $  (610,248)      $1,318,041      $ 8,746,563      $ 5,412,457
     Change in Unrealized                              -        (202,811)        (809,172)      (2,053,193)       1,083,826
                                        ------------------------------------------------------------------------------------
     Total Trading Results                             -        (813,059)         508,869        6,693,370        6,496,283
                                        ------------------------------------------------------------------------------------

Interest Income                                  213,543       1,549,458        3,263,074        5,434,851        4,873,872
                                        ------------------------------------------------------------------------------------
     Total Revenues                              213,543         736,399        3,771,943       12,128,221       11,370,155
                                        ------------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                             -       1,398,269        3,969,972        6,159,359        4,833,598
     Administrative Fees/1/                            -          53,971          159,099          193,861          138,103
     Profit Shares                                     -          19,158          265,734        1,658,306          931,522
                                        ------------------------------------------------------------------------------------
     Total Expenses                                    -       1,471,398        4,394,805        8,011,526        5,903,223
                                        ------------------------------------------------------------------------------------
Income from Investment in MM LLC                 478,957       1,876,745                -                -                -
                                        ------------------------------------------------------------------------------------
Net Income (Loss) Before                         692,500       1,141,746         (622,862)       4,116,695        5,466,932
Minority Interest
Minority Interest in (Income) Loss/2/                  -         (48,173)          14,666          (27,056)         (46,687)
                                        ------------------------------------------------------------------------------------
Net Income (Loss)                              $ 692,500     $ 1,093,573       $ (608,196)     $ 4,089,639      $ 5,420,245
                                        ====================================================================================

                                    DECEMBER 31,      DECEMBER 31,       DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA/2/                  2001              2000               1999             1998             1997
----------------------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value
   (Series A-S)                     $ 21,305,280       $ 26,698,851      $ 41,682,768     $ 79,106,838         $101,226,685
                                    ------------       ------------      ------------     ----------------------------------
Net Asset Value per Unit
   Series A                              $112.51 /3/        $113.23 /4/       $111.64 /5/      $115.74 /6/          $113.73 /7/
   Series B                              $111.80 /3/        $111.96 /4/       $110.83 /5/      $113.98 /6/          $114.15 /7/
   Series C                              $107.78 /3/        $107.87 /4/       $106.45 /5/      $108.92 /6/          $108.15 /7/
   Series D                              $106.95 /3/        $107.16 /4/       $106.98 /5/      $111.45 /6/          $109.94 /7/
   Series E                              $108.39 /3/        $108.67 /4/       $107.36 /5/      $111.14 /6/          $109.40 /7/
   Series F                              $107.16 /3/        $107.43 /4/       $106.12 /5/      $108.95 /6/          $109.04 /7/
   Series G                              $105.91 /3/        $106.12 /4/       $104.76 /5/      $107.67 /6/          $106.52 /7/
   Series H                              $104.16 /3/        $104.40 /4/       $103.60 /5/      $107.81 /6/          $106.62 /7/
   Series K                              $117.09            $114.12           $107.85          $109.61              $104.77
   Series L                              $114.12            $111.23           $105.10          $106.81              $102.08
   Series M                              $115.73            $112.79           $106.61          $108.34              $103.70
   Series N                              $111.59            $108.74           $102.77          $104.43                  N/A
   Series O                              $111.91            $109.07           $103.09          $104.77                  N/A
   Series P                              $114.15            $111.28           $105.19          $106.92                  N/A
   Series Q                              $105.53            $102.89            $97.27           $98.86                  N/A
   Series R                              $106.57            $103.39            $98.33              N/A                  N/A
   Series S                              $107.41            $104.76            $99.20              N/A                  N/A

         (1) MLIM AS LLC was general partner of the Trading Partnership before it was dissolved. Because the Partnership owned substantially all of the Trading Partnership prior to January 1, 2001, Trading Partnership activities are referred to as Partnership activities in this Report. The minority interest represents MLIM AS LLC's share, as general partner of the Trading Partnership, of the Trading Partnership's profit or loss.

         (2) Balance Sheet Data is based on redemption values which differ immaterially from Net Asset Values as determined under Generally Accepted Accounting Principles ("GAAP") due to the treatment of organizational and initial offering cost reimbursements until September 1997.

         (3) Net of aggregate distributions of $29.50 per Unit on Series A Units, $28.00 on Series B Units, $25.00 on Series C Units, $23.00 on Series D Units, $23.00 on Series E Units, $21.25 on Series F Units, $21.00 on Series G Units and $21.00 on Series H Units.

         (4) Net of aggregate distributions of $26.00 per Unit on Series A Units, $24.50 on Series B Units, $21.50 on Series C Units, $19.50 on Series D Units, $19.50 on Series E Units, $17.75 on Series F Units, $17.50 on Series G Units and $17.50 on Series H Units.

         (5) Net of aggregate distributions of $22.50 per Unit on Series A Units, $21.00 on the Series B Units, $18.00 on the Series C Units, $16.00 on the Series D Units, $16.00 on the Series E Units, $14.25 on the Series F Units, $14.00 on the Series G Units and $14.00 on the Series H Units.

         (6) Net of aggregate distributions of $19.00 per Unit on Series A Units, $17.50 on the Series B Units, $14.50 on Series C Units, $11.50 on Series D Units, $12.50 on Series E Units, $10.75 on Series F Units, $10.50 on Series G Units and $9.50 on Series H Units.

         (7) Net of aggregate distributions of $15.50 per Unit on Series A Units, $12.50 on B Units and $11.00 on Series C Units, $8.00 on Series D Units, $9.00 on Series E Units, $6.00 on Series F Units, $7.00 on Series G Units and $6.00 on Series H Units.

                          ML PRINCIPAL PROTECTION L.P.
                                DECEMBER 31, 2001

        TYPE OF POOL: Multi-Advisor; Selected Advisor/Publicly-Offered/
                            "Principal Protected"(1)
                     INCEPTION OF TRADING: October 12, 1994
                      AGGREGATE SUBSCRIPTIONS:$164,976,175
                       CURRENT CAPITALIZATION: $21,305,280
                   WORST MONTHLY DRAWDOWN:(2) (4.00)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN:(3) (6.20)% (11/98-12/00)


                          MONTHLY RATES OF RETURN(4)

MONTH                         2001       2000        1999      1998       1997
January                     (0.32%)      1.11%     (1.09%)     0.07%       2.06%
February                      0.92       (0.38)      0.84     (0.56)       1.44
March                         3.76       (0.87)     (0.52)     0.10        0.05
April                        (2.08)      (1.50)      1.17     (1.96)      (0.70)
May                          (0.55)       0.72      (1.30)     0.95       (1.43)
June                          0.22       (1.21)      1.19     (0.86)       0.70
July                          0.04       (1.11)      0.20     (0.67)       3.14
August                        0.61        0.76      (0.02)     4.83       (2.71)
September                     0.84       (2.21)     (0.91)     3.55        0.86
October                       3.52        0.39      (2.90)     0.06       (0.43)
November                     (4.00)       4.75       1.60     (1.00)       0.80
December                     (0.01)       4.74       1.00      0.20        2.22
Compound Annual
Rate of Return                2.75%       5.02%    (0.83%)     4.60%       6.01%

                     Rates of Return are presented on a composite, not a Series-by-Series, basis.

                  All Units issued on or prior to May 1, 1997 commenced trading with 60%, and Units issued after May 1, 1997 with 75%, of their assets allocated to trading. Beginning May 1, 1998, all Units issued after May 1, 1997 have initially allocated 85% of their assets to trading.

                            -------------------------

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" Partnership is defined as one that allocates no more than 25% of its Trading Assets to any single manager. The Partnership does not currently allocate more than 25% of its Trading Assets to any single Advisor but may do so in the future; consequently, it is referred to as a"Multi-Advisor; Selected Advisor" Partnership. Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Merrill Lynch guarantee and MLIM AS LLC- related deleveraging of the Partnership's trading provides the "Principal Protection" feature of the Partnership. The "Principal Protection" feature no longer applies to the Series A Units (as of October 1, 2001) or the Series B Units as of January 1, 2002.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced since January 1, 1997 by the Partnership; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return since January 1, 1997 without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.



                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

            JAN.        FEB.         MAR.         APR.         MAY         JUNE         JULY        AUG.        SEPT.         OCT.
   1997 $113.00/a/   $114.63/a/  $114.69/a/   $113.89/a/   $112.28/a/  $113.05/a/   $116.48/a/   $113.59/a/  $114.53/a/   $110.69/b/
   1998 $113.84/b/   $113.25/b/  $113.37/b/   $111.46/b/   $112.48/b/  $111.69/b/   $111.09/b/   $116.00/b/  $119.77/b/   $116.40/c/
   1999 $114.49/c/   $115.86/c/  $114.86/c/   $116.14/c/   $114.75/c/  $116.00/c/   $116.26/c/   $116.28/c/  $115.41/c/   $109.03/d/
   2000 $112.80/d/   $112.46/d/  $111.61/d/   $110.11/d/   $110.85/d/  $109.67/d/   $108.61/d/   $109.41/d/  $107.25/d/   $104.16/e/
   2001 $112.97/e/   $113.94/e/  $117.81/e/   $115.64/e/   $115.09/e/  $115.36/e/   $115.43/e/   $116.10/e/  $117.02/e/   $118.36/f/
            NOV.         DEC.
   1997 $111.50/b/   $113.73/b/
   1998 $115.45/c/   $115.74/c/
   1999 $110.61/d/   $111.64/d/
   2000 $108.59/e/   $113.23/e/
   2001 $112.55/f/   $112.51/f/

Pursuant to CFTC policy, monthly performance is presented only from January 1,
1997 even though Units were outstanding prior to such date                  .

/a/ After reduction for the first annual distribution and the $6.00 per Series A Unit distribution made as of October 1, 1996.
/b/ After reduction for the first and second annual distributions and the $3.50 per Series A Unit distribution made as of October 1, 1997.
/c/ After reduction for the first, second and third annual distributions and the $3.50 per Series A Unit distribution made on October 1, 1998.
/d/ After reduction for the first, second, third and fourth annual distributions and the $3.50 per Series A Unit distribution made on October 1, 1999.
/e/ After reduction for the first, second, third, fourth and fifth annual distributions and the $3.50 per Series A Unit distribution made on October 1, 2000.
/f/ After reduction for the first, second, third, fourth, fifth and sixth annual distributions and the $3.50 per Series A Unit distribution made on October 1, 2001.

The Net Asset Value per unit varies, until September 30, 1997, from how it would be calculated for purposes of GAAP, due to the amortization of organizational and initial offering costs.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE TWO-TIER STRUCTURE OF THE PARTNERSHIP

                  Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed future funds sponsored by MLIM AS LLC. The Trading Partnership was no longer trading directly through managed accounts with each of its Advisors, but investing in MM LLC. On January 1, 2001, the Trading Partnership was liquidated and the Partnership invested directly into MM LLC. Prior to September 1, 2000, the Partnership did not trade in the futures and forwards markets directly, but rather through the Trading Partnership. The Partnership's liability for any trading losses was still limited to the Partnership's investment in the Trading Partnership.

                  Different Series of Units allocate different percentages of their overall capital to trading, through MM LLC. All trading profits and losses are shared pro rata among the different series based on their respective investments in MM LLC.

                  On January 1, 2001, the Trading Partnership was dissolved. MLIM AS LLC redeemed its entire investment and the Partnership immediately invested its redemption proceeds directly into MM LLC, giving the Partnership a direct investment in MM LLC rather than through the Trading Partnership. This action did not affect the operation of the Partnership or MM LLC and was done at no cost to the investors. Any costs have been absorbed by MLIM AS LLC. MLIM AS LLC continues to maintain a 1% General Partner interest in the Partnership.

RESULTS OF OPERATIONS

         ADVISOR SELECTIONS

                  The Partnership's results of operations depend on MLIM AS LLC's ability to select Advisors and the Advisors' ability to trade profitably. MLIM AS LLC's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

                  MLIM AS LLC has made and expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Partnership's assets committed to trading. All Series of Units trade under the direction of the same Advisor allocation and combination, and may be changed from time to time by MLIM AS LLC.

                  MLIM AS LLC's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIM AS LLC's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIM AS LLC's principals is an important factor in its asset allocation decisions.

                  MLIM AS LLC has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

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

2001

                  During 2001, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary for 2001 describes the trading results of MM LLC during the year.

Trading in the interest rate sector was the most successful strategy for 2001. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the futures market, as Euro futures contracts rose dramatically since December 2000. Eurodollar positions continued to post gains later in the year. Swiss franc short term interest rate contract trading and short Sterling 500 positions were also profitable. In October, the U.S. Treasury's announcement to stop issuing 30 year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve.

Despite year long volatility, stock index trading was profitable. Short positions resulted in gains as global equity markets remained caught between negative news about corporate earnings, the potential effects of further monetary easing and the global economic slump would worsen as an aftermath of the September 11 attacks. The global equity markets improved by year end, driven by the rebounding technology sector.

Agricultural commodities trading was successful despite losses sustained early in the year. Excellent growing weather in the U.S., Argentina and Brazil, concerns about the U.S. export potential and inventories at historically high levels, kept the markets on the defensive. The cotton market sank to a 15 year low on short supply and increased demand. Short corn and cotton positions were profitable at mid year. By October, the soybean complex posted gains as the crushing capacity tightened up, driving spreads up to between $0.80-$1.00 in nearby delivery months, crushing spreads had been near the $0.60 range.

Trading in the metals markets was successful. Silver prices reversed its earlier trend in February, as short positions were profitable. Silver trading continued to be volatile as China exports were high due to poor domestic demand, adversely affecting prices. Short positions in base metals posted gains in October as a weak economic outlook kept prices depressed. By year end, base metals reversed their downward trend on expectations of a quick economic recovery, generating losses on short positions.

Currency trading suffered losses for the Partnership. Long Euro positions realized losses as the Euro fell back to the $0.90 level, despite strong fundamentals. The further weakening of the Euro and Japanese yen displayed how the global economy is not immune to the U.S. economic slowdown. Long British pound positions were profitable in September as it appreciated versus the U.S. dollar on concerns of the negative economic implications from the September 11 attacks.

Energy trading was the most unprofitable strategy in 2001. Early on, crude oil prices were driven lower by both a seasonal downturn in global energy usage and heavier than normal refinery maintenance work, reducing demand. The sector continued to fade from downside pressure from a slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged. Oil prices sank in the last quarter as traders feared the attacks would cripple the airline industry, a major consumer of oil.

2000

                                     TOTAL TRADING
                                        RESULTS
 Interest Rates                      $   197,180
 Stock Indices                          (607,651)
 Agriculture                            (153,523)
 Currencies                              810,502
 Energy                                1,715,535
 Metals                                 (491,589)
                                     ------------
                                     $ 1,470,454
                                     ============

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

    Currency trading alternated between unprofitable and profitable throughout the year. The Euro declined against the

U.S. dollar early in the year after officials from the Group of Seven met and failed to express concern about the low levels of the European currency producing profits. Other factors to the decline include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. During the second quarter, gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it would not keep the Swiss franc from rising. The British pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." Gains realized on short Japanese yen positions were outweighed by losses sustained in the Euro positions as it fell to a record low despite stronger than expected European financial data and the success of the German tax reform package. Currency trading finished off the year strong as gains in the Canadian dollar out weighed losses sustained from Euro position. Short positions in the Canadian dollar were profitable as the currency weakened during the month despite worsening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada.

    Slight profits were earned during the year in the interest rate sector. Short Eurodollar trading was profitable as the currency continued to decline early in the year. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the U.S. 10-year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely. U.S. bond yields fell during the year as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Uncertainty surrounding the U.S. Presidential election had investors favoring the bond markets resulting in gains for the Partnership's long positions. Strong gains in both Euro and three-month Euribor futures rallied the sector for the year eliminating previous losses.

    Agricultural commodity trading produced losses for the year. Losses were realized in short corn positions which were due to dry conditions in Argentina, which led to high corn prices. During the second quarter, long positions in soybean products were unprofitable as weather and soil conditions appear favorable for an abundance of supply. The USDA grain crop report projected a 12% rise in soybean inventories from previous season. Trading on sugar and live cattle positions was unprofitable during the third quarter, erasing previous gains in other commodities. Brazil, the world's largest sugar producer, reduced output and the Asian post crisis recovery period has improved demand, resulting in a supply/demand imbalance. During the fourth quarter, gains in short coffee positions were not enough to offset previous losses throughout the year. Prices of coffee faced a seven year low as a result of excess world supply.

    Metals trading was unprofitable for the year. Prices rose during the period in base metals as concerns over higher interest rates and the decline in stock prices globally created defensive tones in the market. High aluminum inventories caused prices to decline on the London Metals Exchange. Copper prices rose over rumors of increased demand from China, having an adverse effect on the short positions held. During the second quarter, copper trading continued to result in losses for the sector. A Freeport, Indonesia mine announced output cuts would not be as large as the Indonesian government had forecast, resulting in losses for the Partnership's long positions. Losses continued through the quarter as trading in both base and precious metals was unprofitable as losses were sustained in gold and aluminum positions. The sector sustained losses during the year as nickel prices declined from slowing demand for stainless steel in Europe and Asia. The year closed with continued losses as gains in silver could not outweigh losses in aluminum and gold.

    Stock index trading was unprofitable despite gains realized in IBEX 35(Milan), DAX German Stock Index and CAC 40 Euro futures early in the year. Losses were sustained in Nikkei 225 and S&P 500 positions. Signs of rising inflation fueled fears that the Federal Reserve would continue to raise interest rates aggressively to slow the robust economy.

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
                                     ============

                  The Partnership finished 1999 with gains in energy, stock index and metals trading and losses in currency, interest rates and agricultural trading. Commodities spent 1999 in a transition phase, shifting from bearishness to a more neutral position. Lack of demand, particularly in Asia, was the dominant factor in the overall decline in commodity prices.

                  Overall, the Partnership profited from trading in crude oil, heating oil, and unleaded gas in 1999. Positions in crude oil offset losses from short positions in natural gas and gas oil trading. In March, OPEC ratified new production cuts totaling 1.716 million barrels per day at its conference, and resulted in higher prices for crude. In the natural gas markets, prices rallied sharply resulting from a decline in U.S. natural gas production, along with high levels of energy consumption and weather scares throughout the country. Near the end of the year, there was a continued upward momentum in crude oil reflecting the tightening between supply and demand and a new, higher OPEC-indicated target price.

                  Stock index trading was profitable for the first half of 1999. Also of note, the Dow Jones Industrial Average closed above the 10,000 mark for the first time ever at the end of March, setting a record for the index, and equity markets rallied worldwide in April and June. In the second half of the year, the Partnership suffered losses in stock index positions as trading was mixed due to significant volatility globally. However, there was profitable trading in Hang Seng, Nikkei 225 and Topix Indices, which resulted in gains during November and December. Such activity depicted evidence of Japan's stronger-than-expected recovery coupled with a sudden decline in unemployment rate.

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

                  Currency trading produced losses for the Partnership throughout the year. Long Japanese yen positions resulted in losses despite the yen trading higher against the U.S. dollar. The Bank of Japan lowered rates to keep their economy sufficiently liquid to allow fiscal spending to restore some growth to the economy and to drive down the surging yen. The European Central Bank raised the repo rate in November due to inflation pressures. On a trade-weighted basis, the Swiss franc ended the first quarter to close at a seven-month low, mostly as a result of the stronger U.S. dollar. The Canadian dollar also underwent similar fluctuations throughout the year.

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

VARIABLES AFFECTING PERFORMANCE

                  The principal variables that determine the net performance of the Partnership are gross profitability and interest income. Gross profitability is, in turn, effected by the percentage of the Partnership's assets allocated to trading.

                  During all periods set forth under "Selected Financial Data," the interest rates in many countries were at unusually low levels. The interest rates in the United States negatively impacted revenues because interest income is typically a major component of the Partnership's profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership's profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

                  The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. Gross profitability is in turn affected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

                  Unlike many investment fields, there is no meaningful distinction in the operation of the Partnership between realized and unrealized profits. Most of the contracts traded by the Partnership are highly liquid and can be closed out at any time.

                  Except in unusual circumstances, factors (e.g. regulatory approvals, cost of goods sold, employee relations and the like) which often materially affect an operating business have virtually no impact on the Partnership.

THE DIFFERENT SERIES OF UNITS

                  All Series of Units are invested in MM LLC and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIM AS LLC -- e.g., adjusting trading leverage -- must be done in such a way that all Units have the same percentage of capital allocated to trading after the adjustment (this restructuring applies only to Units issued after May 1, 1997). Despite these fundamental similarities among the different Series, because the Series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values. The series offered since May 1, 1997 have begun trading at 75%-85% of total assets available. Series issued before May 1, 1997 began trading at 60% of total assets available.

LIQUIDITY; CAPITAL RESOURCES

                  The Partnership sells no securities other than the Units. The Partnership borrows only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership's U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  The financial statements required by this Item are included in
Exhibit 13.01.

SELECTED QUARTERLY FINANCIAL DATA
     ML PRINCIPAL PROTECTION PLUS LP

Net Income by Quarter
Eight Quarters through December 31, 2001

                        FOURTH        THIRD        SECOND         FIRST       FOURTH        THIRD        SECOND         FIRST
                        QUARTER      QUARTER       QUARTER       QUARTER      QUARTER      QUARTER       QUARTER       QUARTER
                         2001          2001         2001          2001         2000         2000          2000          2000
                      ----------    ----------   ----------    ----------   ----------   ----------    ----------    ----------
Total Income          $  153,346    $  774,073   $ (377,961)   $1,789,648   $3,201,491   $ (463,038)   $ (192,662)   $  661,870
Total Expenses           285,203       437,743      256,065       667,596      642,692      282,051       506,654       682,693
                      ---------------------------------------------------------------------------------------------------------
Net Income            $ (131,857)   $  336,330   $ (634,026)   $1,122,052   $2,558,799   $ (745,089)   $ (699,316)   $  (20,823)

Net Income per Unit   $    (0.67)   $     1.64   $    (2.88)   $     4.73   $     9.97   $    (2.56)   $    (2.13)   $    (0.06)

                  The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Partnership and is its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         10(a) and 10(b) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS:

                  As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM AS LLC. Trading decisions are made by the Advisors on behalf of the Partnership.

                  The managers and executive officers of MLIM AS LLC and their respective business backgrounds are as follows.

FABIO P. SAVOLDELLI        Chairman, Chief Executive Officer and Manager

ROBERT M. ALDERMAN         Manager

FRANK M. MACIOCE           Vice President and Manager

STEVEN B. OLGIN            Vice President, Chief Administrative Officer and
                           Manager

MICHAEL L. PUNGELLO        Vice President, Chief Financial Officer and Treasurer

                  Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Chairman, Chief Executive Officer and a Manager of MLIM AS LLC. He oversees the Partnership's investments. Most recently, Mr. Savoldelli was Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                  Effective March 1, 2002, Mr. Robert M. Alderman was elected a Manager of MLIM AS LLC. Mr. Alderman was born in 1960. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth
Services. He received his Master's of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

                  Frank M. Macioce was born in 1945. Mr. Macioce is a Vice President and a Manager of MLIM AS LLC and the senior legal counsel responsible for Alternative Investments. He joined MLIM in February 2000. From 1995 to 2000, Mr. Macioce was General Counsel of Operations, Services and Technology for Merrill Lynch, and from 1993 to 1995 served as Merrill Lynch Investment Banking General Counsel. From 1980 to 1993 he served as Assistant General Counsel of Merrill Lynch responsible for Corporate Law. During his 28 years with Merrill Lynch, he has served as a director and officer of a number of its affiliates. Mr. Macioce graduated from Purdue University with a Bachelor of Science in Economics and Psychology in 1967 and from Vanderbilt Law School with a Juris Doctor in 1972. Mr. Macioce is a member of the New York Bar.

                  Steven B. Olgin was born in 1960. Mr. Olgin is a Vice President, Chief Adminstrative Officer and a Manager of MLIM AS LLC. He joined MLIM AS LLC in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from The John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association's Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

                  Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLIM AS LLC. He was First Vice President and Senior Director of Finance for Merrill Lynch's Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master's of Business Administration in Finance from New York University in 1987.

                  MLIM AS LLC acts as general partner to eleven public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: The Futures Expansion Fund Limited Partnership, ML Futures Investments II L.P., ML Futures Investments L.P., John W. Henry & Co./Millburn L.P., The S.E.C.T.O.R. Strategy Fund (SM) L.P., The SECTOR Strategy Fund (SM) II L.P., The SECTOR Strategy Fund (SM) V L.P., The SECTOR Strategy Fund (SM) VI L.P., ML Global Horizons L.P., ML JWH Strategic Allocation Fund L.P. and the Partnership. Because MLIM AS LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM AS LLC effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                           None.

         (d)      FAMILY RELATIONSHIPS:

                           None.

         (e)      BUSINESS EXPERIENCE:

                           See Items 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                           None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                           Not applicable.

ITEM 11:  EXECUTIVE COMPENSATION

                  The managers and officers of MLIM AS LLC are remunerated by MLIM AS LLC in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIM AS LLC and Administrative Fees to MLIM AS LLC. MLIM AS LLC or its affiliates may also receive certain economic benefits from holding certain of the Partnership's U.S. dollar Assets in offset accounts, as described in Item 1(c) above. The managers and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLIM AS LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIM AS LLC.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

                                                                     AMOUNT AND NATURE OF               PERCENT OF
TITLE OF CLASS                 NAME OF BENEFICIAL OWNER              BENEFICIAL OWNERSHIP               CLASS
-----------------------------  ------------------------------------  --------------------------  ----------------------
Limited Partnership Units      Ralph I. Rossi                                  10,000 Units                 5.22%
                               33 Saint George Place
                               Palm Beach Gardens, FL 33418


         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2001, MLIM AS LLC owned 2,104.93625 Units (Unit-equivalent general partnership interests), which was approximately 1.1% of the total Units outstanding.

         (c)      CHANGES IN CONTROL:

                  None.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED EXCHANGE OF FUTURES TRANSACTIONS

         (a)      TRANSACTIONS BETWEEN MERRILL LYNCH AND THE PARTNERSHIP

                  All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of their advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm's-length bargaining.

                  The Partnership pays Merrill Lynch substantial Brokerage Commissions and Administrative Fees as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions. Subsequent to September 1, 2000, the Partnership pays for the above-mentioned items through its investment in MM LLC.

                  Within the Merrill Lynch organization, MLIM AS LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM AS LLC controls the management of the Partnership and serves as its promoter. Although MLIM AS LLC has not sold any assets, directly or indirectly, to the Partnership, MLIM AS LLC makes substantial profits from the Partnership due to the foregoing revenues.

                  No loans have been, are or will be outstanding between MLIM AS LLC or any of its principals and the Partnership.

                  MLIM AS LLC pays substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLPF&S, an affiliate of MLIM AS LLC, acts as the principal commodity broker for the Partnership.

                  In 2001, the Partnership expensed, through MM LLC; (i) Brokerage Commissions of $1,351,049 to MLPF&S, which included approximately $236,700 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $45,035 to MLIM AS LLC. In addition, MLIM AS LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current

Charges" for a discussion of other business dealings between MLIM AS LLC affiliates and the Partnership.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.    FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                                      PAGE
                  ---------------------------------------------                                       ----
                  Independent Auditors' Report                                                           1
                  Financial Statments:
                  Consolidated Statements of Financial Condition as of December 31, 2001 and 2000        2

                  Consolidated Statements of Operations For the years ended
                  December 31, 2001, 2000 and 1999                                                       3
                  Consolidated Statements of Changes in Partners' Capital For the years ended
                  December 31, 2001, 2000 and 1999                                                       4

                  Consolidated Financial Data Highlights for the year ended December 31, 2001            5

                  Notes to Consolidated Financial Statements                                          6-15

         (a)2.    FINANCIAL STATEMENT SCHEDULES:

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

         (a)3.    EXHIBITS:

                  The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION                DESCRIPTION

1.01 Selling Agreement among the Partnership, MLIM AS LLC, MLPF&S, the Selling Agent and the Advisors.

EXHIBIT 1.01:              Is incorporated herein by reference from Exhibit
                           1.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-73914) filed on July 14, 1994, on Form S-1 under the Securities Act of 1933 (the "Registrant's Registration Statement.")

1.01(a) Form of Selling Agreement Amendment among the Partnership, MLIM AS LLC, MLPF&S, the Selling Agent and the Advisors.

EXHIBIT 1.01(a): Is incorporated herein by reference from Exhibit 1.01(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 2001.

3.01(i) Amended and Restated Limited Partnership Agreement of the Partnership.

EXHIBIT 3.01(i): Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration Statement (as Exhibit A).

3.01(ii) Amended and Restated Limited Partnership Agreement of the Trading Partnership.

EXHIBIT 3.01(ii): Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration Statement.

3.05(ii) Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

EXHIBIT 3.05(ii): Is incorporated herein by reference from Exhibit 3.05(ii) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.01(h) Form of Advisory Agreement among the Partnership, MLIM AS LLC, MLPF&S and each Advisor.

EXHIBIT 10.01(h): Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02                      Form of Consulting Agreement between MLPF&S and each
                           Advisor.

EXHIBIT 10.02:             Is incorporated herein by reference from Exhibit
                           10.02 contained in the Registrant's Registration Statement.

10.03                      Form of Customer Agreement between the Trading
                           Partnership and MLPF&S.

EXHIBIT 10.03              Is incorporated herein by reference from Exhibit
                           10.03 contained in the Registrant's Registration Statement (as Exhibit B).

10.05                      Merrill Lynch & Co., Guarantee.

EXHIBIT 10.05:             Is incorporated herein by reference from Exhibit
                           10.05 contained in the Registrant's Registration Statement (as Exhibit B).

10.06                      Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.06:             Is incorporated herein by reference from Exhibit
                           10.06 contained in the Registrant's Registration Statement (as Exhibit D).

10.07(a) Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLIM Alternative Strategies LLC, MLPF&S and various
                           MLIM AS LLC funds.

EXHIBIT 10.07(a):          Is incorporated herein by reference from Exhibit
                           10.07 contained in the Registrant's Registration Statement (as Exhibit D).

10.07(b) Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment Bank, MLIM Alternative Strategies LLC, MLPF&S and the Partnership.

EXHIBIT 10.07(b):          Is incorporated herein by reference from Exhibit
                           10.07 contained in the Registrant's Registration Statement.

10.08 Investment Advisory Contract between MLPF&S, the Partnership, the Trading Partnership and MLIM AS LLC.

EXHIBIT 10.08:             Is incorporated herein by reference from Exhibit
                           10.08 contained in the Registrant's Registration Statement.

10.09(a) Form of Advisory and Consulting Agreement Amendment among MLIM AS LLC, each Advisor, the Partnership and MLPF&S.

EXHIBIT 10.09(a): Is incorporated herein by reference from Exhibit 10.09(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

10.09(b) Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

EXHIBIT 10.09(b):          Is incorporated herein by reference from
                           Exhibit 10.09(b) contained in the Registrant's report on Form 10-K for the year ended December 31, 1996.

13.01                      2001 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:             Is filed herewith.

13.01 (a)                  2001 Annual Report and Independent Auditors' Report
                           for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC: ML
                           Multi-Manager Portfolio LLC

EXHIBIT 13.01(a):          Is filed herewith.

28.01                      Prospectus of the Partnership dated January 25, 1996.

EXHIBIT 28.01: Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under the Securities Act of 1933, Registration Statement (File No. 33-73914) on Form S-1 (effective January 25, 1996).

         (b)      REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ML PRINCIPAL PROTECTION L.P.

                         By:  MLIM ALTERNATIVE STRATEGIES LLC
                              (formerly Merrill Lynch Investment Partners Inc.)
                         General Partner

                         By: /s/ Fabio P. Savoldelli
                             -----------------------
                             Fabio P. Savoldelli
                             Chairman, Chief Executive Officer and Manager (Principal Executive Officer)


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 29, 2002 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                           TITLE                                                        DATE
/s/Fabio P. Savoldelli              Chairman, Chief Executive Officer and Manager                March 29, 2002
----------------------              (Principal Executive Officer)
Fabio P. Savoldelli

/s/Robert M. Alderman               Manager                                                      March 29, 2002
----------------------
Robert M. Alderman

/s/Steven B. Olgin                  Vice President, Chief Administrative Offficer and Manager    March 29, 2002
------------------
Steven B. Olgin

/s/Michael L. Pungello              Vice President, Chief Financial Officer and Treasurer        March 29, 2002
----------------------              (Principal Financial and Accounting Officer)
Michael L. Pungello


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of MLIM Alternative Strategies LLC)

MLIM ALTERNATIVE STRATEGIES                 General Partner of Registrant                        March 29, 2002
   LLC

By/s/Fabio P. Savoldelli
-------------------------
     Fabio P. Savoldelli

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2001 ON FORM 10-K

                                INDEX TO EXHIBITS


                           EXHIBIT

Exhibit 13.01              2001 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2001 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC:
                           ML Multi-Manager Portfolio LLC