Form 10-Q
period 2002-03-31
ML PRINCIPAL PROTECTION LP
filed 2002-05-15
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               --------------

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ---------------     ----------------
Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                          13-3750642 (Registrant)
-------------------------------             ------------------------
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

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                              MARCH 31,            DECEMBER 31,
                                                                 2002                  2001
                                                             (unaudited)
                                                          -------------------   -------------------
ASSETS

Equity in commodity futures trading accounts:
    Cash and options premiums                             $        5,325,389    $        3,978,866
Investment in MM LLC                                              14,752,013            17,346,923
Receivable from Investment in MM LLC                                     -                 158,259
Accrued interest receivable                                            8,003                 5,933
                                                          -------------------   -------------------

                TOTAL                                     $       20,085,405    $        21,489,981
                                                          ===================   ===================

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Redemptions payable                                       $          230,478    $          184,701
Payable to MM LLC                                                    412,568                   -
                                                          -------------------   -------------------

            Total liabilities                                        643,046               184,701
                                                          -------------------   -------------------

PARTNERS' CAPITAL:
 General Partners (2,105 and 2,105 Units)                            226,779               233,900
 Limited Partners (178,333 and 189,440 Units)                     19,215,580            21,071,380
                                                          -------------------   -------------------

            Total partners' capital                               19,442,359            21,305,280
                                                          -------------------   -------------------

                TOTAL                                     $       20,085,405    $       21,489,981
                                                          ===================   ===================




See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                         FOR THE THREE          FOR THE THREE
                                                          MONTHS ENDED          MONTHS ENDED
                                                           MARCH 31,              MARCH 31,
                                                              2002                  2001
                                                       -------------------   --------------------
REVENUES:

     Interest income                                   $           18,856    $            86,416
                                                       -------------------   --------------------

INCOME (LOSS) FROM INVESTMENT IN MM LLC                          (625,445)             1,035,636
                                                       -------------------   --------------------

NET INCOME (LOSS)                                      $         (606,589)   $         1,122,052
                                                       ===================   ====================

NET INCOME (LOSS) PER UNIT:
     Weighted average number of General Partner
     and Limited Partner Units outstanding                        186,256                237,470
                                                       ===================   ====================

     Net income (loss) per weighted average
     General Partner and Limited Partner Unit          $            (3.26)   $              4.73
                                                       ===================   ====================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

                                                              GENERAL              LIMITED
                                          UNITS               PARTNER              PARTNERS                TOTAL
                                   --------------------  -----------------   --------------------- ---------------------
PARTNERS' CAPITAL,
  DECEMBER 31, 2000                            242,336   $        298,960    $         26,399,891  $         26,698,851

Net income                                     -                   12,808               1,109,244             1,122,052

Distributions                                  -                     (630)                (58,547)              (59,177)

Redemptions                                    (10,471)            -                   (1,160,922)           (1,160,922)
                                   --------------------  -----------------   --------------------- ---------------------

PARTNERS' CAPITAL,
  MARCH 31, 2001                               231,865   $        311,138    $         26,289,666  $         26,600,804
                                   ====================  =================   ===================== =====================

PARTNERS' CAPITAL,
  DECEMBER 31, 2001                            191,545   $        233,900    $         21,071,380  $         21,305,280

Net loss                                       -                   (6,628)               (599,961)             (606,589)

Distributions                                  -                     (493)                (44,420)              (44,913)

Redemptions                                    (11,107)           -                    (1,211,419)           (1,211,419)
                                   --------------------  -----------------   --------------------- ---------------------

PARTNERS' CAPITAL,
  MARCH 31, 2002                               180,438   $        226,779    $         19,215,580  $         19,442,359
                                   ====================  =================   ===================== =====================

See notes to consolidated financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position of ML Principal Protection L.P. (the "Partnership") as of March 31, 2002, and the results of its operations for the three months ended March 31, 2002 and 2001.
      However, the operating results for the interim periods may not be indicative of the results expected for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.
      It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001 (the "Annual Report").

2.    INVESTMENT IN MM LLC

      As of March 31, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $14,752,013 and $17,346,923, respectively. As of March 31, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 7.93% and 8.61%, respectively.

      Total revenues and fees with respect to the Partnership's investment are set forth as follows:

                                                        FOR THE THREE MONTHS            FOR THE THREE MONTHS
                                                        ENDED MARCH 31, 2002            ENDED MARCH 31, 2001
                                                            (unaudited)                      (unaudited)
                                                 -----------------------------       ----------------------------
      Realized profit (loss)                       $                 (395,862)         $               1,855,481
      Change in unrealized profit/loss                                (15,569)                          (388,631)
      Interest income                                                  81,957                            236,382

      Brokerage commissions                                           286,098                            343,609
      Administrative fees                                               9,537                             11,454
      Profit shares                                                       336                            312,533
                                                 -----------------------------       ----------------------------

      Income (loss) from investment                $                 (625,445)        $                1,035,636
                                                 =============================       ============================

     A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:


                                            MARCH 31,                        DECEMBER 31,
                                               2002                              2001
                                           (unaudited)
                                   -----------------------------     -----------------------------
      Assets                        $               193,183,798       $               207,788,190
                                   =============================     =============================
      Liabilities                   $                 7,166,433       $                 6,324,407
      Members' Capital                              186,017,365                       201,463,783
                                   -----------------------------     -----------------------------
      Total                         $               193,183,798       $               207,788,190
                                   =============================     =============================
                                          FOR THE THREE MONTHS           FOR THE THREE MONTHS
                                          ENDED MARCH 31, 2002           ENDED MARCH 31, 2001
                                             (UNAUDITED)                       (UNAUDITED)
                                   -----------------------------     -----------------------------
      Revenues                      $                (1,913,688)      $                17,007,938

      Expenses                                        2,151,469                         6,927,429
                                   -----------------------------     -----------------------------

      Net Income (loss)             $                (4,065,157)      $                10,080,509
                                   =============================     =============================


3.   NET ASSET VALUE PER UNIT

     At March 31, 2002 and December 31, 2001, the Net Asset Values of the different series of Units were:

     March 31, 2002

                                     NET ASSET VALUE             NUMBER OF UNITS                NET ASSET VALUE PER UNIT
                                  ----------------------   ----------------------------    -----------------------------------
     Series A Units                $          4,796,175                    44,278.0000                  $108.32
     Series B Units                             426,672                     4,093.0000                  $104.24
     Series C Units                             798,621                     7,489.0000                  $106.64
     Series D Units                           2,433,761                    23,086.0000                  $105.42
     Series E Units                           1,499,044                    14,164.8800                  $105.83
     Series F Units                             862,490                     8,351.3400                  $103.28
     Series G Units                             610,386                     5,786.0300                  $105.49
     Series H Units                             687,078                     6,617.6650                  $103.82
     Series K Units                           2,355,679                    20,897.0000                  $112.73
     Series L Units                           1,326,637                    12,074.2800                  $109.87
     Series M Units                           1,867,461                    16,760.9607                  $111.42
     Series N Units                             221,488                     2,061.6778                  $107.43
     Series O Units                             581,108                     5,393.7419                  $107.74
     Series P Units                             222,652                     2,026.0000                  $109.90
     Series Q Units                             229,979                     2,263.6908                  $101.59
     Series R Units                             472,974                     4,610.0000                  $102.60
     Series S Units                              50,154                       485.0000                  $103.41
                                  ----------------------   ----------------------------

     Totals                        $         19,442,359                   180,438.2662
                                  ======================   ============================

December 31, 2001

                                     NET ASSET VALUE             NUMBER OF UNITS                NET ASSET VALUE PER UNIT
                                  ----------------------   ----------------------------    -----------------------------------
     Series A Units                $          5,306,952                    47,168.0000                  $112.51
     Series B Units                             463,202                     4,143.0000                  $111.80
     Series C Units                             824,171                     7,647.0000                  $107.78
     Series D Units                           2,511,793                    23,486.0000                  $106.95
     Series E Units                           1,596,682                    14,730.6800                  $108.39
     Series F Units                             931,116                     8,689.3400                  $107.16
     Series G Units                             718,712                     6,786.0300                  $105.91
     Series H Units                             779,108                     7,479.9150                  $104.16
     Series K Units                           2,909,351                    24,847.0000                  $117.09
     Series L Units                           1,392,555                    12,202.0300                  $114.12
     Series M Units                           1,975,029                    17,065.9607                  $115.73
     Series N Units                             230,060                     2,061.6778                  $111.59
     Series O Units                             610,319                     5,453.7419                  $111.91
     Series P Units                             231,271                     2,026.0000                  $114.15
     Series Q Units                             244,155                     2,313.6908                  $105.53
     Series R Units                             512,598                     4,810.0000                  $106.57
     Series S Units                              68,206                       635.0000                  $107.41
                                  ----------------------   ----------------------------

     Totals                        $         21,305,280                   191,545.0662
                                  ======================   ============================


4.    ANNUAL DISTRIBUTIONS

      The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. The Partnership has made the following distributions for the fiscal year ended December 31, 2001, and for the three month period ended March 31, 2002:

                              DISTRIBUTION           FIXED-RATE        DISCRETIONARY
            SERIES               DATE              DISTRIBUTION         DISTRIBUTION
           --------         ------------------     ----------------    ----------------
   2002
 -------
           Series B                   1/1/2002      $          3.50     $             -
           Series F                   1/1/2002                 3.50                   -
   2001
 -------
           Series A                  10/1/2001      $          3.50     $             -
           Series B                   1/1/2001                 3.50                   -
           Series C                   4/1/2001                 3.50                   -
           Series D                   7/1/2001                 3.50                   -
           Series E                  10/1/2001                 3.50                   -
           Series F                   1/1/2001                 3.50                   -
           Series G                   4/1/2001                 3.50                   -
           Series H                   7/1/2001                 3.50                   -

5.    FAIR VALUE AND OFF-BALANCE SHEET RISK

      The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

      MARKET RISK

      Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition or, with respect to Partnership assets invested in MM LLC, the net unrealized profit (loss) as reflected in the respective
      Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by the Partnership and MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

      MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the Partnership or MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

      The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                      JAN.          FEB.          MAR.
            ----------------------------------------------------
             2001     $112.97 (a)   $113.94 (a)   $117.81 (a)
            ----------------------------------------------------
             2002     $109.41 (b)   $106.60 (b)   $108.32 (b)
            ----------------------------------------------------

      (a) After reduction of $26.00 per Series A Unit distributions from inception to date.

      (b) After reduction of $29.50 per Series A Unit distributions from inception to date.

      Performance Summary

      All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

      January 1, 2002 to March 31, 2002


      The energy sector was the only profitable trading strategy for the quarter. Natural gas short positions were profitable as the positions benefited from the mild weather in the United States. The sector experienced large declines in February due to increased concerns of the health of world economies. This lead to price instability. Gains were realized in March in the physical commodity markets, as fears of increased conflicts in the Middle East could potentially result in a shortage of oil supplies.

      Trading in stock indices resulted in losses for the quarter. Long equity exposures suffered losses in choppy market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Uncertainty in the global market place prevailed, making for extremely difficult trading conditions. Long positions appreciated in March, notably in Japan, Germany and France, but not enough to offset earlier losses.

      Conflicting economic reports was the cause for losses in the interest rate sector. These reports prompted the Fund's managers to flip exposures from long positions to short positions in most major international bond markets during the quarter. European fixed income exposures posted losses under particularly direction-less markets. Global bond prices declined on growing optimism for as stronger economic outlook for the remainder of 2002.

      Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U. S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

      Currency trading resulted in losses for the Partnership. In January, gains were generated in short Japanese yen positions as the Japanese yen continued to depreciate against the U. S. dollar due to continued deterioration of economic fundamentals in Japan. In February, all of the futures traded currencies appreciated against the U.S. dollar, except the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to 127.50 Japanese Yen during the first week, and then almost completely reversed the move by month-end, causing losses.

      Agricultural trading was the least successful strategy. During January and February, coffee prices were in a downward trend. This trend sharply reversed in March as reduced exports from Mexico and Central America trimmed inventories of exchange-approved beans in U.S. warehouses. As prices rose, the Partnership's short positions sustained losses.

      January 1, 2001 to March 31, 2001

      Trading in the interest rate sector was highly profitable for the Partnership during the quarter. Long positions in the Euro resulted in gains in January. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the interest rate futures market as Euro futures contracts rose dramatically since December 2000. Euro-yen and Euro-bond cross futures trading produced gains for the sector.

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

      Currency trading resulted in gains for the Partnership. Losses were realized during January and February on long Euro and Swiss franc trading. After rallying from a low of 82-83 cents to 96 cents, the Euro corrected back to the 90 cent level, despite strong fundamentals. This resulted in losses for the Partnership's long positions. The sector rebounded strongly on March on substantial gains from short Japanese yen positions.

      Trading in the metals market was successful. Losses from silver positions were sustained in January as silver had a minor technical run as it reached it's four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak. Gold's failure to rally weighted on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

      Stock index trading was moderately successful despite uncertainty in equity markets. Short S&P 500 and NASDAQ positions resulted in gains as global equity markets remain caught between negative news about earnings and the potential positive effects of further monetary easing.

      Energy trading was the only unprofitable sector during the quarter. Natural gas prices pulled back in January after rallying during the last few months, resulting in losses. Crude oil prices were driven by both a seasonal downturn in global oil usage and heavier than normal refinery maintenance work, reducing demand. Short natural gas positions were unprofitable in March on concerns over supply availability.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending legal proceedings to which the Partnership or MLIM AS LLC is a party.

Item 2.   Changes in Securities and Use of Proceeds

          (a) None.
          (b) None.
          (c) None.
          (d) The Partnership has units registered with an aggregate price of $462,114,000. Through March 31, 2002 the Partnership has sold units with an aggregate price of $164,506,495.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          Effective March 1, 2002, Mr. Robert Alderman was elected a manager of MLIM Alternative Strategies LLC, the Partnership's General Partner. Mr. Alderman is a Managing Director of MLIM and global head of Retail Sales and Business Management for Alternative Investments. In this capacity, he is responsible for coordinating a global sales effort and managing the retail product line, which includes hedge fund, private equity opportunities, managed futures and exchange funds.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits

          There are no exhibits required to be filed with this report.

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first three months of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   ML PRINCIPAL PROTECTION L.P.





                                   By:  MLIM ALTERNATIVE STRATEGIES LLC
                                                (General Partner)







Date: May 15, 2002                             By /s/ FABIO P. SAVOLDELLI
                                               --------------------------
                                               Fabio P. Savoldelli
                                               Chairman, Chief Executive Officer
                                               and Manager
                                               (Principal Executive Officer)







Date:  May 15, 2002                            By /s/ MICHAEL L. PUNGELLO
                                               --------------------------
                                               Michael L. Pungello
                                               Vice President, Chief Financial
                                               Officer and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)