Form 10-Q
period 2002-06-30
ML PRINCIPAL PROTECTION LP
filed 2002-08-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                    OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                                  13-3750642 (Registrant)
------------------------------------           ---------------------------------
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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------


                                                              June 30,         December 31,
                                                               2002               2001
                                                             (unaudited)
                                                           --------------    --------------
ASSETS
------
Equity in commodity futures trading accounts:
    Cash                                                   $    4,603,106    $    3,978,866
Investment in MM LLC                                           16,173,040        17,346,923
Receivable from Investment in MM LLC                                    -           158,259
Accrued interest receivable                                         6,591             5,933
                                                           --------------    --------------

                TOTAL                                      $   20,782,737    $   21,489,981
                                                           ==============    ==============

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:
    Redemptions payable                                    $      481,135    $      184,701
    Payable to MM LLC                                           1,333,211                 -
                                                           --------------    --------------

            Total liabilities                                   1,814,346           184,701
                                                           --------------    --------------

PARTNERS' CAPITAL:
 General Partners (2,105 and 2,105 Units)                         232,667           233,900
 Limited Partners (169,334 and 189,440 Units)                  18,735,724        21,071,380
                                                           --------------    --------------

            Total partners' capital                            18,968,391        21,305,280
                                                           --------------    --------------

                TOTAL                                      $   20,782,737    $   21,489,981
                                                           ==============    ==============

NET ASSET VALUE PER UNIT

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)


                                                           For the three     For the three      For the six        For the six
                                                           months ended       months ended      months ended       months ended
                                                             June 30,           June 30,          June 30,           June 30,
                                                               2002               2001              2002               2001
                                                           --------------    --------------     --------------     --------------
REVENUES:

     Interest income                                       $       20,635    $       53,706     $       39,491     $      140,122
                                                           --------------    --------------     --------------     --------------

     Income from investment in MM LLC                             519,487          (687,732)          (105,958)           347,904
                                                           --------------    --------------     --------------     --------------


NET INCOME (LOSS)                                          $      540,122    $     (634,026)    $      (66,467)    $      488,026
                                                           ==============    ==============     ==============     ==============

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner units outstanding                     178,080           220,094            182,169            228,783
                                                           ==============    ==============     ==============     ==============

      Net income (loss) per weighted average
        General  Partner and Limited Partner unit          $         3.03    $        (2.88)    $        (0.36)    $         2.13
                                                           ==============    ==============     ==============     ==============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the six months ended June 30, 2002 and 2001
                 -----------------------------------------------
                                   (unaudited)


                                                   General          Limited
                                  Units            Partner          Partners           Total
                             -------------     -------------     -------------     -------------
PARTNERS' CAPITAL,
  December 31, 2000                242,336     $     298,960     $  26,399,891     $  26,698,851

Additions                               50             5,464                 -             5,464

Net income                               -             5,263           482,763           488,026

Redemptions                        (31,040)                -        (3,460,297)       (3,460,297)

Distributions                            -            (1,286)         (115,247)         (116,533)
                             -------------     -------------     -------------     -------------

PARTNERS' CAPITAL,
  June 30, 2001                    211,346     $     308,401     $  23,307,110     $  23,615,511
                             =============     =============     =============     =============

PARTNERS' CAPITAL,
  December 31, 2001                191,545     $     233,900     $  21,071,380     $  21,305,280

Net loss                                 -              (179)          (66,288)          (66,467)

Redemptions                        (20,106)                -        (2,179,047)       (2,179,047)

Distributions                            -            (1,054)          (90,321)          (91,375)
                             -------------     -------------     -------------     -------------

PARTNERS' CAPITAL,
  June 30, 2002                    171,439     $     232,667     $  18,735,724     $  18,968,391
                             =============     =============     =============     =============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (a Delaware Limited Partnership)
                        --------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                                   (unaudited)


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P.
      (the "Partnership") as of June 30, 2002, and the results of its operations for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in conformity with accounting principles generally accepted in the United States have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2001.

2.    INVESTMENTS

      As of June 30, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $16,173,040 and $17,346,923, respectively. As of June 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 8.80% and 8.61%, respectively.

      Total revenues and fees with respect to the Partnership's investment in MM LLC are set forth as follows:



                                         For the three     For the three      For the six        For the six
                                         months ended      months ended       months ended       months ended
                                         June 30, 2002     June 30, 2001     June 30, 2002      June 30, 2001
                                          (unaudited)       (unaudited)       (unaudited)        (unaudited)
                                        --------------    --------------     --------------     --------------
Realized profit                         $      471,040    $      211,749     $       75,178     $    2,067,230
Change in unrealized profit (loss)             324,397          (808,354)           308,828         (1,196,985)
Interest income                                 79,233           164,938            161,190            401,320

Brokerage commissions                          276,592           344,554            562,690            688,163
Administrative fees                              9,219            11,485             18,756             22,939
Profit shares                                   69,372           (99,974)            69,708            212,559
                                        --------------    --------------     --------------     --------------

Income (loss) from investment           $      519,487    $     (687,732)    $     (105,958)    $      347,904
                                        ==============    ==============     ==============     ==============

A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                               June 30,              December 31,
                                 2002                    2001
                              (unaudited)
                         ----------------------  ---------------------
Assets                   $         186,615,805   $        207,788,190
                         ======================  =====================

Liabilities              $           2,880,377   $          6,324,407
Members' Capital                   183,735,428            201,463,783
                         ----------------------  ---------------------

Total                    $         186,615,805   $        207,788,190
                         ======================  =====================

                           For the three months  For the three months     For the six months      For the six months
                           ended June 30, 2002   ended June 30, 2001      ended June 30, 2002     ended June 30, 2001
                                (unaudited)          (unaudited)              (unaudited)             (unaudited)
                         ----------------------  ---------------------   ----------------------  ---------------------
Revenues                 $           5,972,065   $         (3,382,848)   $           4,058,377   $         13,625,090

Expenses                             2,807,537              3,064,693                4,959,006              9,992,122
                         ----------------------  ---------------------   ----------------------  ---------------------

Net Income (Loss)        $           3,164,528   $         (6,447,541)   $            (900,629)  $          3,632,968
                         ======================  =====================   ======================  =====================

3.  NET ASSET VALUE PER UNIT

    At June 30, 2002 and December 31, 2001, the Net Asset Values of the different series of Units were:

June 30, 2002
(unaudited)

                                                                    Net Asset Value
                          Net Asset Value     Number of Units           per Unit
                         ------------------  -------------------   -------------------
-
Series A Units           $       4,611,312          41,078.0000         $112.26
Series B Units                     387,875           3,593.0000         $107.95
Series C Units                     700,032           6,589.0000         $106.24
Series D Units                   2,380,652          22,276.0000         $106.87
Series E Units                   1,488,496          13,780.6800         $108.01
Series F Units                     838,335           8,081.3400         $103.74
Series G Units                     572,283           5,586.0300         $102.45
Series H Units                     565,001           5,417.6650         $104.29
Series K Units                   2,361,426          20,197.0000         $116.92
Series L Units                   1,333,215          11,699.2800         $113.96
Series M Units                   1,934,880          16,743.4607         $115.56
Series N Units                     196,290           1,761.6778         $111.42
Series O Units                     602,660           5,393.7419         $111.73
Series P Units                     216,679           1,901.0000         $113.98
Series Q Units                     236,675           2,246.1908         $105.37
Series R Units                     490,560           4,610.0000         $106.41
Series S Units                      52,020             485.0000         $107.26
                         ------------------  -------------------

Totals                   $      18,968,391         171,439.0662
                         ==================  ===================

December 31, 2001

                                                                    Net Asset Value
                          Net Asset Value     Number of Units           per Unit
                         ------------------  -------------------   -------------------
Series A Units           $       5,306,952          47,168.0000         $112.51
Series B Units                     463,202           4,143.0000         $111.80
Series C Units                     824,171           7,647.0000         $107.78
Series D Units                   2,511,793          23,486.0000         $106.95
Series E Units                   1,596,682          14,730.6800         $108.39
Series F Units                     931,116           8,689.3400         $107.16
Series G Units                     718,712           6,786.0300         $105.91
Series H Units                     779,108           7,479.9150         $104.16
Series K Units                   2,909,351          24,847.0000         $117.09
Series L Units                   1,392,555          12,202.0300         $114.12
Series M Units                   1,975,029          17,065.9607         $115.73
Series N Units                     230,060           2,061.6778         $111.59
Series O Units                     610,319           5,453.7419         $111.91
Series P Units                     231,271           2,026.0000         $114.15
Series Q Units                     244,155           2,313.6908         $105.53
Series R Units                     512,598           4,810.0000         $106.57
Series S Units                      68,206             635.0000         $107.41
                         ------------------  -------------------

Totals                   $      21,305,280         191,545.0662
                         ==================  ===================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of June 30, 2002, the Partnership has made the following distributions:


                           Distribution         Fixed-Rate     Discretionary
            Series             Date            Distribution     Distribution
         ----------     ------------------  ----------------- ---------------
    2002
 --------
         Series B                1/1/02      $       3.50       $        -
         Series C                4/1/02              3.50                -
         Series F                1/1/02              3.50                -
         Series G                4/1/02              3.50                -
    2001
 --------
         Series A               10/1/01      $       3.50       $        -
         Series B                1/1/01              3.50                -
         Series C                4/1/01              3.50                -
         Series D                7/1/01              3.50                -
         Series E               10/1/01              3.50                -
         Series F                1/1/01              3.50                -
         Series G                4/1/01              3.50                -
         Series H                7/1/01              3.50                -

5.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The nature of this Partnership has certain risks, which can not be presented on the financial statements. The following summarizes some of those risks.

     Market Risk
     -----------

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

     MLIM Alternative Strategies LLC ("MLIM AS LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the Partnership or MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM AS LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM AS LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM AS LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts, with Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC in the Equity in commodity futures trading accounts in the Statements of Financial Condition.



Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

 ----------------------------------------------------------------------------
           Jan.        Feb.       Mar.        Apr.         May        Jun.
 ----------------------------------------------------------------------------
 2001   $112.97(a) $113.94(a)  $117.81(a)  $115.64(a)   $115.09(a) $115.36(a)
 ----------------------------------------------------------------------------
 2002   $109.41(b) $106.60(b)  $108.32(b)  $106.88(b)   $108.25(b) $112.26(b)
 ----------------------------------------------------------------------------


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

JANUARY 1, 2002 to JUNE 30, 2002
--------------------------------

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

Conflicting economic reports was the cause for losses in the interest rate sector. These reports prompted the Advisors to flip exposures from long positions to short positions in most major international bond markets during the quarter. European fixed income exposures posted losses under particularly direction less markets. Global bond prices declined on growing optimism for a stronger economic outlook for the remainder of 2002.

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

Agricultural trading was the least successful strategy. During January and February, coffee prices were in a downward trend. This trend sharply reversed in March as reduced exports from Mexico and Central America trimmed inventories of exchange-approved soybeans in U.S. warehouses. As prices rose, the Partnership's short positions sustained losses.

April 1, 2002 to June 30, 2002

Profits resulting from trading in the currency sector provided the Partnership with the majority of its gains in the second quarter. The decline in the U.S. dollar continued through June unabated fueled by the decline in the U.S. equity markets.

The interest rate sector was profitable for the Partnership despite its slow start. Yields on major debt-instruments continued to decline. U.S. fixed income markets have rallied sharply due to the flight-to-safety effect as well as the conviction that the U.S. Federal Reserve will raise rates later rather than sooner.

The agricultural commodities sector posted small gains for the quarter. Strong gains were posted in livestock and grains in April as prices trended downward. Soybean by-products positions also contributed to the profits in this sector. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans should aid in sustaining a price rally in the summer months.

The metals sector sustained slight losses for the quarter. In June, the uptrend in gold and silver reversed and losses were sustained on long position eliminating profits earned earlier in the quarter.

Energy futures experienced whipsaw markets and trading brought in losses for the Partnership. The market was volatile during the quarter due to continued turmoil in the Middle East.

Losses were experienced in the stock indices sector. The quarter began with the stall of the appreciation in the U.S. and European equity markets in April due to weak recovery expectations. The continued erosion of confidence in the quarter about corporate earnings and the timing of recovery caused both the U.S. and European markets to fall back.

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

Agricultural trading was profitable despite losses sustained early in the quarter. During January, the agricultural sector faced weak grain and oilseed prices. Excellent growing weather in the U.S., Argentina and Brazil, concerns about U.S. export potential and inventories at historically high levels, kept the markets on the defensive. Contract lows in cotton produced gains for short positions. The cotton market sank to a 15-year low as a result of short supply and increased demand. Potential increased planting, paired with a drop in demand, forced prices lower.

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

Stock index trading was profitable for the Partnership as long NASDAQ 100 positions outweighed losses from German DAX trading. Trading in S&P contracts was successful despite continued volatility.

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

Trading in the interest rate markets was accounted for most of the Partnership's trading losses for the quarter. Positions in Euro-bund futures, three-month Euribor futures and U.S. ten-year notes were unprofitable.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM AS LLC is a party.

 Item 2.  Changes in Securities and Use of Proceeds

          (a)  None.
          (b)  None.
          (c)  None.
          (d)  None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)  Exhibits

           There are no exhibits required to be filed with this report.

           (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed during the first six months of fiscal 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ML PRINCIPAL PROTECTION L.P.
                             ----------------------------




                             By:  MLIM ALTERNATIVE STRATEGIES LLC
                                        (General Partner)





Date:  August 15, 2002       By /s/ FABIO P. SAVOLDELLI
                                ------------------------
                                Fabio P. Savoldelli
                                Chairman, Chief Executive Officer and Manager (Principal Executive Officer)







Date:  August 15, 2002       By /s/ MICHAEL L. PUNGELLO
                                -----------------------
                                Michael L. Pungello
                                Vice President, Chief Financial Officer
                                and Treasurer
                                (Principal Financial and Accounting Officer

                                   EXHIBIT 99


          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 18 OF THE UNITED STATES CODE

We, Fabio P. Savoldelli and Michael L. Pungello, the chief executive officer and chief financial officer, respectively, of MLIM Alternative Strategies LLC, general partner of ML Principal Protection L.P., certify that (i) the quarterly report Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 and (ii) the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.

Date: August 15, 2002      By /s/ FABIO P. SAVOLDELLI
                              -----------------------
                              Fabio P. Savoldelli
                              Chairman, Chief Executive Officer and Manager (Principal Executive Officer)





Date:  August 15, 2002     By /s/ MICHAEL L. PUNGELLO
                              -----------------------
                              Michael L. Pungello
                              Vice President, Chief Financial Officer
                              and Treasurer
                              (Principal Financial and Accounting Officer)