Form 10-Q
period 2002-09-30
ML PRINCIPAL PROTECTION LP
filed 2002-11-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
                               ------------------

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
                          (Exact Name of Registrant as
                            specified in its charter)

              Delaware                              13-3750642 (Registrant)
--------------------------------                    -----------------------
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

                                  609-282-6996
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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                            2002               2001
                                                        (unaudited)
                                                        -----------        -----------
ASSETS
Equity in commodity futures trading accounts:
    Cash                                                $  2,992,281        $  3,978,866
Investment in MM LLC                                      16,356,876          17,346,923
Receivable from investment in MM LLC                         410,076             158,259
Accrued interest receivable                                    4,087               5,933
                                                        ------------        ------------

                TOTAL                                   $ 19,763,320        $ 21,489,981
                                                        ============        ============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                 $  1,380,087        $    184,701
                                                        ------------        ------------
            Total liabilities                              1,380,087             184,701
                                                        ------------        ------------
PARTNERS' CAPITAL:
 General Partner (2,105 and 2,105 Units)                     246,169             233,900
 Limited Partners (155,333 and 189,440 Units)             18,137,064          21,071,380
                                                        ------------        ------------
            Total partners' capital                       18,383,233          21,305,280
                                                        ------------        ------------
                TOTAL                                   $ 19,763,320        $ 21,489,981
                                                        ============        ============


NET ASSET VALUE PER UNIT (SEE NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                          FOR THE THREE       FOR THE THREE      FOR THE NINE       FOR THE NINE
                                                          MONTHS ENDED        MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,      SEPTEMBER 30,      SEPTEMBER 30,
                                                               2002               2001                2002               2001
                                                          -------------       -------------      -------------      -------------
REVENUES:

     Interest income                                       $    13,034          $  53,172         $    52,525          $ 193,294
                                                           -----------          ---------         -----------          ---------

Income from Investment in MM LLC                             1,181,040            283,158           1,075,082            631,062
                                                           -----------          ---------         -----------          ---------

NET INCOME                                                 $ 1,194,074          $ 336,330         $ 1,127,607          $ 824,356
                                                           ===========          =========         ===========          =========
NET INCOME PER UNIT:
         Weighted average number of General Partner and
              Limited Partners Units outstanding               169,857            205,199             178,064            220,921
                                                           ===========          =========         ===========          =========
      Net income per weighted average
        General  Partner and Limited Partner unit          $      7.03          $    1.64         $      6.33          $    3.73
                                                           ===========          =========         ===========          =========

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE ENDED SEPTEMBER 30, 2002 AND 2001
                                   (unaudited)


                                            GENERAL        LIMITED
                                UNITS       PARTNER       PARTNERS          TOTAL
                               --------    ---------    ------------    ------------
PARTNERS' CAPITAL,
  December 31, 2000             242,336    $ 298,960    $ 26,399,891    $ 26,698,851

Additions                            50        5,464            --             5,464

Net income                         --          9,878         814,478         824,356

Redemptions                     (44,586)        --        (4,943,437)     (4,943,437)

Distributions                      --         (2,781)       (228,121)       (230,902)
                               --------    ---------    ------------    ------------
PARTNERS' CAPITAL,
  September 30, 2001            197,800    $ 311,521    $ 22,042,811    $ 22,354,332
                               ========    =========    ============    ============
PARTNERS' CAPITAL,
  December 31, 2001             191,545    $ 233,900    $ 21,071,380    $ 21,305,280

Net income                         --         14,604       1,113,003       1,127,607

Redemptions                     (34,107)        --        (3,861,351)     (3,861,351)

Distributions                      --         (2,335)       (185,968)       (188,303)
                               --------    ---------    ------------    ------------
PARTNERS' CAPITAL,
  September 30, 2002            157,438    $ 246,169    $ 18,137,064    $ 18,383,233
                               ========    =========    ============    ============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of September 30, 2002, and the results of its operations for the three and nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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


2.    INVESTMENTS

      As of September 30, 2002 and December 31, 2001, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $16,356,876 and $17,346,923, respectively. As of September 30, 2002, and December 31, 2001, the Partnership's percentage ownership share of MM LLC was 9.08% and 8.61%, respectively.

      Total revenues and fees with respect to the Partnership's investment in MM LLC are set forth as follows:


                                            FOR THE THREE        FOR THE THREE        FOR THE NINE         FOR THE NINE
                                             MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                             SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                                 2002                 2001                 2002                 2001
                                              (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                            -------------        -------------       --------------         ------------
Realized profit                              $  1,809,888         $    342,178        $   1,885,066          $ 2,409,408
Change in unrealized profit (loss)               (190,254)             239,091              118,574             (957,894)
Interest income                                    87,424              139,632              248,614              540,952


Brokerage commissions                             295,922              319,879              858,612            1,008,042
Administrative fees                                 9,865               10,662               28,621               33,601
Profit shares                                     220,231              107,202              289,939              319,761
                                            -------------        -------------       --------------         ------------
Income from investment                       $  1,181,040         $    283,158        $   1,075,082          $   631,062
                                            =============        =============       ==============         ============

      Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:


                                 SEPTEMBER 30,                DECEMBER 31,
                                      2002                        2001
                                 (unaudited)
                                 -------------               -------------
Assets                           $ 189,596,747               $ 207,788,190
                                 =============               =============
Liabilities                      $   9,508,371               $   6,324,407
Members' Capital                   180,088,376                 201,463,783
                                 -------------               -------------
Total                            $ 189,596,747               $ 207,788,190
                                 =============               =============

                                 FOR THE THREE        FOR THE THREE        FOR THE NINE         FOR THE NINE
                                  MONTHS ENDED         MONTHS ENDED         MONTHS ENDED         MONTHS ENDED
                                  SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                     2002                 2001                 2002                 2001
                                  (unaudited)          (unaudited)          (unaudited)          (unaudited)
                                 -------------        -------------       --------------         ------------
Revenues                          $  9,813,392         $ 7,879,447          $ 13,871,769         $ 21,504,537

Expenses                             3,513,739           4,976,570             8,472,745           14,968,692
                                 -------------        ------------         -------------         ------------
Net Income                        $  6,299,653         $ 2,902,877          $  5,399,024         $  6,535,845
                                 =============        ============         =============         ============

3.    NET ASSET VALUE PER UNIT

      At September 30, 2002 and December 31, 2001, the Net Asset Values of the different series of Units were:

SEPTEMBER 30, 2002
(UNAUDITED)

                                                                      NET ASSET VALUE
                            NET ASSET VALUE      NUMBER OF UNITS        PER UNIT
                           ----------------      ---------------      ---------------
Series A Units              $     4,725,919          38,831.0000         $121.70
Series B Units                      361,758           3,093.0000         $116.96
Series C Units                      757,491           6,589.0000         $114.96
Series D Units                    2,481,413          22,196.0000         $111.80
Series E Units                    1,540,095          13,469.8800         $114.34
Series F Units                      839,347           7,831.3400         $107.18
Series G Units                      591,265           5,586.0300         $105.85
Series H Units                      548,600           5,417.6650         $101.26
Series K Units                    2,451,378          19,876.0000         $123.33
Series L Units                    1,394,284          11,599.2800         $120.20
Series M Units                      798,559           6,551.4607         $121.89
Series N Units                      207,039           1,761.6778         $117.52
Series O Units                      635,637           5,393.7419         $117.85
Series P Units                      228,536           1,901.0000         $120.22
Series Q Units                      249,639           2,246.1908         $111.14
Series R Units                      517,406           4,610.0000         $112.24
Series S Units                       54,867             485.0000         $113.13
                           ----------------      ---------------
Totals                      $    18,383,233         157,438.2662
                           ================      ===============

December 31, 2001

                                                                      NET ASSET VALUE
                            NET ASSET VALUE      NUMBER OF UNITS        PER UNIT
                           ----------------      ---------------      ---------------
Series A Units              $     5,306,952          47,168.0000         $112.51
Series B Units                      463,202           4,143.0000         $111.80
Series C Units                      824,171           7,647.0000         $107.78
Series D Units                    2,511,793          23,486.0000         $106.95
Series E Units                    1,596,682          14,730.6800         $108.39
Series F Units                      931,116           8,689.3400         $107.16
Series G Units                      718,712           6,786.0300         $105.91
Series H Units                      779,108           7,479.9150         $104.16
Series K Units                    2,909,351          24,847.0000         $117.09
Series L Units                    1,392,555          12,202.0300         $114.12
Series M Units                    1,975,029          17,065.9607         $115.73
Series N Units                      230,060           2,061.6778         $111.59
Series O Units                      610,319           5,453.7419         $111.91
Series P Units                      231,271           2,026.0000         $114.15
Series Q Units                      244,155           2,313.6908         $105.53
Series R Units                      512,598           4,810.0000         $106.57
Series S Units                       68,206             635.0000         $107.41
                          -----------------      ---------------
Totals                     $     21,305,280         191,545.0662
                          =================      ===============

4.    ANNUAL DISTRIBUTIONS

      The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of September 30, 2002 the Partnership has made the following distributions:


             SERIES      DISTRIBUTION      FIXED-RATE     DISCRETIONARY
                             DATE         DISTRIBUTION    DISTRIBUTION
          ----------     ------------     ------------    -------------
     2002
----------
          Series B         01/01/2002             3.50             -
          Series C         04/01/2002             3.50             -
          Series D         07/01/2002             3.50             -
          Series F         01/01/2002             3.50             -
          Series G         04/01/2002             3.50             -
          Series H         07/01/2002             3.50             -



             SERIES      DISTRIBUTION      FIXED-RATE     DISCRETIONARY
                             DATE         DISTRIBUTION    DISTRIBUTION
          ----------     ------------     ------------    -------------
     2001
----------
          Series A         10/01/2001     $       3.50    $       -
          Series B         01/01/2001             3.50            -
          Series C         04/01/2001             3.50            -
          Series D         07/01/2001             3.50            -
          Series E         10/01/2001             3.50            -
          Series F         01/01/2001             3.50            -
          Series G         04/01/2001             3.50            -
          Series H         07/01/2001             3.50            -

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

-----------------------------------------------------------------------------------------------------------
           JAN.        FEB.       MAR.      APR.       MAY        JUN.        JUL.       AUG.       SEP.
-----------------------------------------------------------------------------------------------------------
 2001   $112.97(a) $113.94(a) $117.81(a) $115.64(a) $115.09(a)  $115.36(a) $115.43(a) $116.10(a) $117.02(a)
-----------------------------------------------------------------------------------------------------------
 2002   $109.41(b) $106.60(b) $108.32(b) $106.88(b) $108.25(b)  $112.26(b) $114.29(b) $119.93(b) $121.70(b)
-----------------------------------------------------------------------------------------------------------

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

JANUARY 1, 2002 TO SEPTEMBER 30, 2002
-------------------------------------

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

Trading in stock indices resulted in losses for the quarter. Long equity exposures suffered losses in choppy market conditions as profit forecasts fell short and concern over the Enron accounting situation deepened. Uncertainty in the global marketplace prevailed, making for extremely difficult trading conditions. Long positions appreciated in March, notably in Japan, Germany and France, but not enough to offset earlier losses.

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

Trading in the metals sector was down for the quarter. Short positions in base metals were unsuccessful early on as base metals prices soared on the hope that an economic recovery in the United States would boost demand. Precious metal prices declined as the U.S. economy continued to show signs of stabilizing and inflation concerns waned. Long gold positioning generated gains as prices rose above $300 for the first time in two years.

Currency trading resulted in losses for the Partnership. In January, gains were generated in short Japanese yen positions as the Japanese yen continued to depreciate against the U.S. dollar due to continued deterioration of economic fundamentals in Japan. In February, all of the futures traded currencies appreciated against the U.S. dollar, except the Canadian dollar. March was a relatively volatile month for G-7 currencies. The U.S. dollar fell from 133 to
127.50 Japanese yen during the first week, and then almost completely reversed the move by month-end, causing losses.

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

July 1, 2002 to September 30, 2002

Results from the interest rate sector provided solid positive performance for the Partnership. The yield curve on major debt instruments declined throughout the quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas.

Stock index futures also brought strong positive returns for the quarter. The downward market trend created a good environment for short positions. Investors in the equity markets were still liquidating equity exposure.

The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq builds a risk premium into prices.

Agriculture commodities also had gains. Grains and soybeans rallied due to weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as recent harvests were not as bad as was feared.

Metals produced gains this quarter, citing declines in precious and base metals throughout the quarter due to liquidation pressures in the market. Gold, however, had a weak rally during the second half of the quarter.

Currency trading was the only sector with overall losses. The sector was choppy throughout the quarter making it difficult for any of the trend following traders to lock onto a market trend.

The Partnership, as a member of a class of plaintiffs, received a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The amount of the settlement for the Partnership was $308,142, which is included in the realized profit of the Partnership. The effect of the settlement payment was included in the August performance of those series in existence during the period from June 1993 through June 1996.

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

Trading in the metals markets was successful. Losses from short silver positions were sustained in January as silver had a minor technical run as it reached its four month high. Short silver positions were profitable in February as silver prices reversed its earlier trend and declined as the market was generally weak and on gold's failure to rally weighed on the market. March was a volatile trading month as another attempted gold rally failed, resulting in gains in short positions.

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

July 1, 2001 to September 30, 2001

Trading in the interest rate sector was very successful as significant gains were realized throughout the quarter on Eurodollar positions. These gains more than offset losses on U.S. Treasury and Japanese ten-year bonds. Swiss franc short term interest rate contract trading and short Sterling 500 positions offset losses on long Gilt positions in September.

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

Agricultural trading was unprofitable during the quarter. Early gains from coffee failed to outpace losses from corn and short wheat positions. Grain prices rose in July on concerns that hot and dry weather would cause lower 2001 production. Soybeans fell on fears of larger than expected crop outputs. Cotton fell to a 15-year low due to abundant crops. Cattle fell to a one-year low on demand concerns.

Trading in the currency markets was unprofitable. Losses were sustained from Canadian dollar and Swiss franc positions early on. Short Japanese yen positions were unprofitable in August. Long British pound positions were profitable in September as the currency appreciated versus the U.S. dollar on concerns over the negative economic implications from the September 11 terrorist attacks.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

MLIM Alternative Strategies LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                  (b)  REPORTS ON FORM 8-K

                There were no reports on Form 8-K filed during the first nine months of fiscal 2002.

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



                                    ML PRINCIPAL PROTECTION L.P.
                                    ----------------------------



                               By:  MLIM ALTERNATIVE STRATEGIES LLC
                                           (General Partner)




Date:  November 14, 2002       By /s/ FABIO P. SAVOLDELLI
                                  ------------------------
                                  Fabio P. Savoldelli
                                  Chairman, Chief Executive Officer and Manager (Principal Executive Officer)







Date:  November 14, 2002       By /s/ MICHAEL L. PUNGELLO
                                  -----------------------
                                  Michael L. Pungello
                                  Vice President, Chief Financial Officer
                                  and Treasurer
                                  (Principal Financial and Accounting Officer

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Principal Protection L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Chairman, Chief Executive Officer and Manager
(Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Michael L. Pungello, certify that:

1. I have reviewed this quarterly report on Form 10-Q of ML Principal Protection L.P.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of board of directors (or persons performing the equivalent function):

     a) all significant deficiencies, if any, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002


-----------------------
By /S/ MICHAEL L. PUNGELLO
   -----------------------
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)