Form 10-K
period 2002-12-31
ML PRINCIPAL PROTECTION LP
filed 2003-03-31
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2002
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25000

                          ML PRINCIPAL PROTECTION L.P.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                          13-3750642 (REGISTRANT)
       -------------------------------              -----------------------
       (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                 Identification No.)

                    C/O MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  222 BROADWAY
                                   27TH FLOOR
                             NEW YORK, NY 10038-2510
                   ------------------------------------------
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (609) 282-6996

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Limited Partnership
                                                            Units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes  /X/      No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                         /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 2003, limited partnership units with an aggregate value of $17,834,963 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2002 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2002, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2002 ON FORM 10-K

                                TABLE OF CONTENTS

                                                       PART I                                                  PAGE
                                                       ------                                                  ----
Item 1.       Business......................................................................................     1

Item 2.       Properties....................................................................................     7

Item 3.       Legal Proceedings.............................................................................     7
..
Item 4.       Submission of Matters to a Vote of Security Holders...........................................     7

                                                       PART II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.........................     8

Item 6.       Selected Financial Data.......................................................................     9

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    12

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk....................................    18

Item 8.       Financial Statements and Supplementary Data...................................................    19

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........    19

                                                      PART III

Item 10.      Directors and Executive Officers of the Registrant............................................    19

Item 11.      Executive Compensation........................................................................    20

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................    21

Item 13.      Certain Relationships and Related Transactions................................................    21

Item 14.      Controls and Procedures.......................................................................    22

                                                       PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................    23

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

                MLIM Alternative Strategies LLC ("MLIM AS LLC"), a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM"), which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"), was the general partner of the Partnership. As of February 28, 2003, the general partner interest and the management authority of the Partnership was assigned from MLIM AS LLC to Merrill Lynch Investment Managers LLC ("MLIM LLC"), a wholly-owned subsidiary of MLIM, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership. Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker.

                Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by MLIM AS LLC allocate their assets to a number of the same independent advisors (the "Advisors"). MLIM AS LLC consolidated the trading accounts of nine of its Multi-Advisor Funds as of June 1, 1998. The consolidation was achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in a limited liability company, MM LLC, a Delaware limited liability company, which opened a single account with each Advisor selected. On September 1, 2000, the Partnership joined MM LLC in a similar manner along with another Multi-Advisor Fund sponsored by MLIM AS LLC. MM LLC has been managed by MLIM AS LLC, and is now being managed by MLIM LLC, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership; therefore, the following notes also relate to the operation of the Partnership through its investment in MM LLC. The administrative authority over the Partnership remains with MLIM LLC. MLIM LLC, on an ongoing basis, may change the number of Multi-Advisor Funds investing in MM LLC.

                The Partnership offers its units of limited partnership interest ("Units"), and receives and processes subscriptions, on a continuous basis throughout each calendar quarter. Investors whose subscriptions are accepted at any time during a calendar quarter are admitted to the Partnership as limited partners as of the beginning of the immediately following quarter, acquiring Units at $100 per Unit. Investors' customer securities accounts are debited in the amount of their subscriptions on settlement dates throughout each quarter shortly after their subscriptions are accepted by MLIM LLC. Subscription proceeds received during a quarter are held in escrow pending investment in Units as of the beginning of the following quarter. All interest earned on subscriptions while held in escrow is paid to the investors on or about the date that Units are issued to them or their subscription is rejected.

                The Units sold, generally, at the beginning of each calendar quarter, are sold in separate Series, each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in MM LLC or prior to September 1, 2000, the ML Principal Protection Trading L.P. (the "Trading Partnership").

                Only the assets attributable to each Series of Units allocated to trading are allocated to the Advisors for management through MM LLC.

                As of December 31, 2002, the Partnership's capitalization was $17,440,562 and the Net Asset Value per Series A Unit (the initial Series of Units), originally $100 as of October 12, 1994, had risen to $151.52 (adding back $29.50 in Distributions).

                Through December 31, 2002, the highest month-end Net Asset Value of a Series A Unit was $151.52 (adding back $29.50 in Distributions) (December 31, 2002) and the lowest was $101.04 (December 31, 1994).

                The outstanding Series of Units, which have not reached the Principal Assurance Date, as defined below, are entitled to fixed-rate annual distributions and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

                The Partnership is a "principal protected" commodity pool. Merrill Lynch provides the guarantee described below under 1(c), "Narrative Description of Business -- Merrill Lynch's 'Principal Protection' Undertaking to the Partnership" that all Units of any given Series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect Merrill Lynch from any liability under its guarantee, MLIM LLC imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Partnership's assets in the Partnership rather than investing such assets in the Trading Partnership for allocation to trading. If the Net Asset Value per Unit of a Series declines to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIM LLC would terminate trading with respect to such Series altogether in order to ensure that Merrill Lynch incurred no financial obligation to the Partnership under Merrill Lynch's guarantee of the minimum Net Asset Value per Unit of such Series. The Principal Assurance Dates for Series A through F and K through N came to term on or before December 31, 2002 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay annual distributions.

                In the case of Units sold after May 1, 1997, the potential opportunity costs of the Partnership's "principal protection" are significantly increased due to the fact that in the event that MLIM LLC deleverages any Series of such Units, it must deleverage all Series to the same degree. A Series could be deleveraged as a result of losses which accrued subsequent to such Series having recognized profits more than sufficient to offset such losses, but which were earned before a more recent Series was issued and, consequently, were not available to offset the same losses incurred by such Series. Conversely, losses incurred before a particular Series is issued could indirectly cause a further deleveraging of such Series' trading due to the effect of such losses on the leverage which MLIM LLC believes is appropriate to use for an earlier-issued Series.

        (b)     FINANCIAL INFORMATION ABOUT SEGMENTS:

                The Partnership's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Partnership does not engage in sales of goods or services.

        (c)     NARRATIVE DESCRIPTION OF BUSINESS:

                GENERAL

                The Partnership trades, through MM LLC, in the international futures, options on futures, forwards and options on forward markets, with the objectives of achieving long-term capital appreciation while controlling performance volatility while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date, with respect to those Series whose Principal Assurance Date has not passed. The Partnership's investment in MM LLC is allocated and reallocated by MLIM LLC to the trading management of the Advisors applying proprietary strategies in numerous markets. MLIM LLC may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing up to 50% more equity than the actual capital allocated to them.

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

                MERRILL LYNCH'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

                Merrill Lynch agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any). It is not a guarantee against the loss of the time value of such investment or a guarantee of profit. The Principal Assurance Dates for Series A through F and K through N came to term on or before December 31, 2002, respectively and were not renewed. The above Series Units remain outstanding, with 10% of its assets allocated to trading, without any "principal protection" feature and no longer pay annual distributions.

                OPERATION OF A SERIES AFTER ITS PRINCIPAL ASSURANCE DATE

                MLIM LLC may determine to dissolve a Series as of its Principal Assurance Date, to extend the Merrill Lynch guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by Merrill Lynch) or to continue to operate such Series without a "principal protection" feature. Series A through F and K through N continue to operate without the "principal protection" feature.

                CONSOLIDATION OF SERIES

                MLIM LLC after making the previously announced distributions for Series F and prior to the opening of business on January 2, 2003, consolidated those series that had come to term on or before December 31, 2002 (Series A through F and K through N) into a new series, Series A 2003, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units was equal to the aggregate Net Asset Value of their original Units as of December 31, 2002. The consolidation had no economic effect on the investors. MLIM LLC contributed $5,499 to the Partnership, the amount necessary due to the effects of rounding, to insure all investors received Units equal in value to their original holdings at December 31, 2002. The following is a listing of the number of new Series A 2003 Units each investor received for each Unit of their original series holding.

SERIES   NUMBER OF UNITS
------   ---------------
A        112.021960
B        117.269077
C        115.242141
D        112.085339
E        111.088709
F        104.084994
K        123.799970
L        120.674078
M        122.310644
N        117.973383

                TWO-TIER STRUCTURE OF THE PARTNERSHIP

                Prior to September 1, 2000, the Partnership did not trade in the futures and forwards markets directly, but rather through the Trading Partnership. The Partnership's liability for any trading losses was limited to the Partnership's investment in the Trading Partnership. Effective September 1, 2000, the Partnership consolidated its trading accounts with those of certain other multi-advisor managed futures funds sponsored by MLIM AS LLC. The Trading Partnership is no longer trading directly through managed accounts with each of its advisors, but invested in MM LLC. As of January 1, 2001, the Trading Partnership was liquidated and the Partnership invested directly into MM LLC.

                USE OF PROCEEDS AND CASH MANAGEMENT INCOME

                SUBSCRIPTION PROCEEDS.

                MLIM LLC pays from its own funds the selling commissions relating to the sale of the Units. Accordingly, 100% of the proceeds of Unit sales are received in cash by the Partnership and are available for use in its speculative trading. In such trading, the Partnership's assets are used as security for and to pay the Partnership's trading losses as well as any expenses and redemptions. The primary use of the proceeds of the sale of the Units is to permit the Advisors to trade on a speculative basis in a wide range of different futures, options on futures, forwards and options on forward markets on behalf of the Partnership. While being used for this purpose, the Partnership's assets are also generally available for cash management and to earn interest, as more fully described below under "Available Assets."

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

                AVAILABLE ASSETS.

                Prior to May 26, 2000, the Partnership earned income, as described below, on its "Available Assets," which could be generally described as the cash actually held by the Partnership or invested in Treasury bills. Available Assets were held primarily in U.S. dollars, and to a lesser extent, in foreign currencies, and were comprised of the following: the Partnership's cash balances held in the offset accounts (as described below) which include "open trade equity" (unrealized gain and loss on open positions) on United States futures contracts, which is paid into or out of the Partnership's account on a daily basis; and the Partnership's cash balance in foreign currencies derived from its trading in non-U.S. dollar denominated futures and options contracts, which includes open trade equity on those exchanges which settle gains and losses on open positions in such contracts prior to closing out such positions. Available Assets do not include, and the Partnership does not earn interest on, the Partnership's gains or losses on its open forward, commodity option and certain foreign futures positions since such gains and losses are not collected or paid until such positions are closed out.

                The Partnership's Available Assets may be greater than, less than or equal to the Partnership's Net Asset Value (on which the redemption value of the Units is based) primarily because Net Asset Value reflects all gains and losses on open positions, as well as accrued but unpaid expenses.

                THE PARTNERSHIP'S U.S. DOLLAR AVAILABLE ASSETS MANAGED BY MLIM.

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

                Merrill Lynch charges the Partnership directly, and after September 1, 2000 through MM LLC, Merrill Lynch's cost of financing realized and unrealized losses on the Partnership's non-U.S. dollar-denominated positions.

        CHARGES

                The following table summarizes the charges incurred by the Partnership during 2002, 2001, and 2000 directly or through MM LLC.

                                          2002                         2001                         2000
                               ------------------------------------------------------------------------------------

                                            % OF AVERAGE                 % OF AVERAGE                % OF AVERAGE
                                  DOLLAR      MONTH-END       DOLLAR       MONTH-END       DOLLAR       MONTH-END
                CHARGES            AMOUNT     NET ASSETS      AMOUNT       NET ASSETS      AMOUNT      NET ASSETS
        -----------------------------------------------------------------------------------------------------------
        Brokerage
        Commissions             $ 1,142,131         6.03%   $ 1,351,049          5.68%    $1,923,409         6.00%
        Administrative Fee           38,071         0.20%        45,035          0.19%        71,476         0.22%
        Profit Shares               273,852         1.45%       250,522          1.05%       270,203         0.84%
                               ------------------------------------------------------------------------------------

        Total                   $ 1,454,054         7.68%   $ 1,646,606          6.92%    $2,265,088         7.06%
                               ====================================================================================

                Subsequent to September 1, 2000, Brokerage Commissions, Administrative Fees and Profit Shares were paid by the Partnership through its investment in MM LLC. During 2002 and 2001, the Partnership had 100% of its assets invested in MM LLC. The charges incurred by MM LLC are passed through to the Partnership (see "Description of Current Charges").

                The foregoing table does not reflect the bid-ask spreads paid by the Partnership on its forward trading, or the benefits which may be derived by Merrill Lynch from the deposit of certain of the Partnership's U.S. dollar available assets in offset accounts.

                The Partnership's average month-end Net Assets during 2002, 2001, and 2000 equaled $18,933,468, $23,799,347 and $32,066,319, respectively.

                During 2002, 2001 and 2000, the Partnership earned directly or through its investment in MM LLC $364,235, $847,680, and $1,936,380 in interest income, or approximately 1.92%, 3.56%, and 6.04% of the Partnership's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT          NATURE OF PAYMENT           AMOUNT OF PAYMENT
---------          -----------------           -----------------
MLPF&S             Brokerage Commissions       A flat-rate monthly commission of
                                               0.625 of 1% (a 7.5% annual rate)
                                               of the Partnership's month-end
                                               assets committed to trading. The
                                               Partnership initially commited
                                               85% of the capital attributable
                                               to each Series of Units issued
                                               after May 1, 1998.

                                               During 2000 (prior to its
                                               investment in MM LLC), the
                                               round-turn equivalent rate of the
                                               Partnership's flat-rate Brokerage
                                               Commissions was approximately
                                               $101. The estimated aggregate
                                               round turn commission rate for MM
                                               LLC for the year ended December
                                               31, 2002, 2001 and 2000 was $59,
                                               $64 and $82, respectively.

MLPF&S             Use of Partnership assets   Merrill Lynch may derive certain
                                               economic benefit from the deposit
                                               of certain of the Partnership's
                                               U.S. dollar Available Assets.

MLIM LLC           Administrative Fees         The Partnership pays MLIM LLC a
                                               monthly Administrative Fee equal
                                               to 0.021 of 1% (a 0.25 of 1%
                                               annual rate) of the Partnership's
                                               month-end total assets. MLIM LLC
                                               pays the Partnership's routine
                                               administrative costs.

Other              Bid-ask spreads             Bid-ask spreads on forward and
Counterparties                                 related trades.

Advisors           Profit Shares               Advisors receive quarterly or
                                               annual Profit Shares ranging from
                                               20% to 25% (depending on the
                                               Advisor) of any New Trading
                                               Profit. Profit Shares are also
                                               paid upon the net reallocation of
                                               assets away from an Advisor and
                                               the redemption of Units. New
                                               Trading Profit is calculated
                                               separately in respect of each
                                               Advisor, irrespective of the
                                               overall performance of the
                                               Partnership. The Partnership may
                                               pay substantial Profit Shares
                                               during periods when it is
                                               incurring significant overall
                                               losses. Subsequent to September
                                               1, 2000, the Partnership pays
                                               Profit Shares through MM LLC.

Advisors           Consulting Fees             MLPF&S pays the Advisors annual
                                               Consulting Fees ranging up to
                                               2.5% of the Partnership's average
                                               month-end assets allocated to
                                               them for management, after
                                               reduction for a portion of the
                                               brokerage commissions accrued
                                               with respect to such assets.

MLPF&S;            Extraordinary expenses      Actual costs incurred; none paid
Others                                         to date.

                                 --------------

                REGULATION

                MLIM LLC, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the "CFTC") and the National Futures Association ("NFA"). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the "SEC"). However, MLIM LLC itself is registered as an "investment adviser" under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

                (i) through (xii)-- not applicable.

                (xiii) The Partnership has no employees.

        (d)     FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS:

                The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenue derived from customers in foreign countries. However, the Partnership trades, through MM LLC, on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2: PROPERTIES

                The Partnership does not use any physical properties in the conduct of its business.

                The Partnership's administrative offices are the administrative offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs all administrative services for the Partnership from MLIM LLC's offices.

ITEM 3: LEGAL PROCEEDINGS

   Merrill Lynch -- a partner of MLIM, which is the sole member of MLIM LLC -- as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

                Neither MLIM LLC itself nor the Partnership has never been the subject of any material litigation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                The Partnership has never submitted any matters to a vote of its Limited Partners.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 5(a)

        (a)     MARKET INFORMATION:

                There is no established public trading market for the Units, nor will one develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date are not entitled to any benefits under the Merrill Lynch, Inc. guarantee.

        (b)     HOLDERS:

                As of December 31, 2002, there were 1,084 holders of Units, including MLIM AS LLC.

        (c)     DIVIDENDS:

                For Series issued on or prior to May 1, 1997, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. MLIM LLC may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units. For those Series whose principal protection feature has not been renewed, currently Series A through F and K through N, the annual fixed rate distribution has been terminated.

        As of December 31, 2002, 2001 and 2000, the Partnership had made the following distributions:

                    DISTRIBUTION    FIXED-RATE    DISCRETIONARY
         SERIES         DATE       DISTRIBUTION    DISTRIBUTION
        --------   -------------   ------------   --------------
2002
----
        Series B       01/1/2002   $       3.50         $     -
        Series C       04/1/2002           3.50               -
        Series D       07/1/2002           3.50               -
        Series E       10/1/2002           3.50               -
        Series F       01/1/2002           3.50               -
        Series G       04/1/2002           3.50               -
        Series H       07/1/2002           3.50               -

2001

                                                   ------------
        Series A       10/1/2001   $       3.50               -
        Series B       01/1/2001           3.50               -
        Series C       04/1/2001           3.50               -
        Series D       07/1/2001           3.50               -
        Series E       10/1/2001           3.50               -
        Series F       01/1/2001           3.50               -
        Series G       04/1/2001           3.50               -
        Series H       07/1/2001           3.50               -

2000

                                                   ------------
        Series A       10/1/2000   $       3.50               -
        Series B       01/1/2000           3.50               -
        Series C       04/1/2000           3.50               -
        Series D       07/1/2000           3.50               -
        Series E       10/1/2000           3.50               -
        Series F       01/1/2000           3.50               -
        Series G       04/1/2000           3.50               -
        Series H       07/1/2000           3.50               -

                The Partnership does not make any distributions on any Series of Unit issued subsequent to May 1, 1997.

        (d)     SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                PLANS:

                Not applicable.

        (e)     RECENT SALES OF UNREGISTERED SECURITIES;

                Not applicable.

        (f)     USE OF PROCEEDS FROM REGISTERED SECURITIES

                The Partnership has units registered with an aggregate price of $462,114,000. The Partnership has sold units with an aggregate price of $164,506,495.

ITEM 5(b)

                Not applicable.

ITEM 6: SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                         FOR THE YEAR   FOR THE YEAR    FOR THE YEAR    FOR THE YEAR    FOR THE YEAR
                                            ENDED          ENDED           ENDED           ENDED           ENDED
                                         DECEMBER 31,   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
INCOME STATEMENT DATA                        2002           2001            2000            1999            1998
--------------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profit (Loss)
     Realized                            $  1,544,945   $  2,827,944    $    388,404    $  1,318,041    $  8,746,563
     Change in Unrealized                     404,007     (1,336,518)      1,082,050        (809,172)     (2,053,193)
     Settlement Proceeds                      308,142              -               -               -               -
                                         ---------------------------------------------------------------------------
     Total Trading Results                  2,257,094      1,491,426       1,470,454         508,869       6,693,370
                                         ---------------------------------------------------------------------------

Interest Income                               364,235        847,680       1,936,380       3,263,074       5,434,851
                                         ---------------------------------------------------------------------------
     Total Revenues                         2,621,329      2,339,106       3,406,834       3,771,943      12,128,221
                                         ---------------------------------------------------------------------------

Expenses:
     Brokerage Commissions                  1,142,131      1,351,049       1,923,409       3,969,972       6,159,359
     Administrative Fees (1)                   38,071         45,035          71,476         159,099         193,861
     Profit Shares                            273,852        250,522         270,203         265,734       1,658,306
                                         ---------------------------------------------------------------------------
     Total Expenses                         1,454,054      1,646,606       2,265,088       4,394,805       8,011,526
                                         ---------------------------------------------------------------------------
Net Income (Loss) Before
Minority Interest                           2,621,329      2,339,106       1,141,746        (622,862)      4,116,695
Minority Interest in (Income) Loss (1)              -              -         (48,173)         14,666         (27,056)
                                         ---------------------------------------------------------------------------
Net Income (Loss)                        $  2,621,329   $    692,500    $  1,093,573    $   (608,196)   $  4,089,639
                                         ===========================================================================

                               DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                 2002              2001               2000               1999               1998
------------------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value
   (Series A-S)               $   17,440,562     $   21,305,280     $   26,698,851     $   41,682,768     $   79,106,838
                              --------------     --------------     --------------     --------------     --------------

Net Asset Value per Unit

   Series A                          $122.02(2)         $112.51(3)         $113.23(4)         $111.64(5)         $115.74(6)
   Series B                          $117.26(2)         $111.80(3)         $111.96(4)         $110.83(5)         $113.98(6)
   Series C                          $115.22(2)         $107.78(3)         $107.87(4)         $106.45(5)         $108.92(6)
   Series D                          $112.09(2)         $106.95(3)         $107.16(4)         $106.98(5)         $111.45(6)
   Series E                          $111.09(2)         $108.39(3)         $108.67(4)         $107.36(5)         $111.14(6)
   Series F                          $107.58(2)         $107.16(3)         $107.43(4)         $106.12(5)         $108.95(6)
   Series G                          $106.25(2)         $105.91(3)         $106.12(4)         $104.76(5)         $107.67(6)
   Series H                          $101.65(2)         $104.16(3)         $104.40(4)         $103.60(5)         $107.81(6)
   Series K                          $123.67            $117.09            $114.12            $107.85            $109.61
   Series L                          $120.53            $114.12            $111.23            $105.10            $106.81
   Series M                          $122.23            $115.73            $112.79            $106.61            $108.34
   Series N                          $117.85            $111.59            $108.74            $102.77            $104.43
   Series O                          $118.17            $111.91            $109.07            $103.09            $104.77
   Series P                          $120.55            $114.15            $111.28            $105.19            $106.92
   Series Q                          $111.44            $105.53            $102.89            $ 97.27            $ 98.86
   Series R                          $112.54            $106.57            $103.39            $ 98.33                N/A
   Series S                          $113.44            $107.41            $104.76            $ 99.20                N/A

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

        (2) Net of aggregate distribution of $29.50 per unit on Series A Units, $31.50 on Series B Units, $28.50 on Series C Units, $26.50 on Series D Units, $26.50 on Series E Units, $24.75 on Series F Units, $24.50 on Series G Units and $24.50 on Series H Units

        (3) Net of aggregate distribution of $29.50 per unit on Series A Units, $28.00 on Series B Units, $25.00 on Series C Units, $23.00 on Series D Units, $23.00 on Series E Units, $21.25 on Series F Units, $21.00 on Series G Units and $21.00 on Series H Units

        (4) Net of aggregate distribution of $26.00 per unit on Series A Units, $24.50 on Series B Units, $21.50 on Series C Units, $19.50 on Series D Units, $19.50 on Series E Units, $17.75 on Series F Units, $17.50 on Series G Units and $17.50 on Series H Units.

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

                          ML PRINCIPAL PROTECTION L.P.
                                DECEMBER 31, 2002

                          TYPE OF POOL: Multi-Advisor;
           Selected Advisor/Publicly-Offered/"Principal Protected"(1)
                     INCEPTION OF TRADING: October 12, 1994
                      AGGREGATE SUBSCRIPTIONS: $164,976,175
                       CURRENT CAPITALIZATION: $17,440,562
                   WORST MONTHLY DRAWDOWN:(2) (4.00)% (11/01)
             WORST PEAK-TO-VALLEY DRAWDOWN:(3) (7.88)% (11/01-2/02)

-------------------------------------------------------------------------------
                           MONTHLY RATES OF RETURN(4)
-------------------------------------------------------------------------------
MONTH                        2002        2001      2000       1999       1998
-------------------------------------------------------------------------------
January                     (2.17)%     (0.32)%    1.11%      (1.09)%    0.07%
-------------------------------------------------------------------------------
February                    (1.90)       0.92      (0.38)      0.84      (0.56)
-------------------------------------------------------------------------------
March                        1.21        3.76      (0.87)     (0.52)      0.10
-------------------------------------------------------------------------------
April                       (0.97)      (2.08)     (1.50)      1.17      (1.96)
-------------------------------------------------------------------------------
May                          1.00       (0.55)      0.72      (1.30)      0.95
-------------------------------------------------------------------------------
June                         2.85        0.22      (1.21)      1.19      (0.86)
-------------------------------------------------------------------------------
July                         1.56        0.04      (1.11)      0.20      (0.67)
-------------------------------------------------------------------------------
August                       3.41        0.61       0.76      (0.02)      4.83
-------------------------------------------------------------------------------
September                    1.29        0.84      (2.21)     (0.91)      3.55
-------------------------------------------------------------------------------
October                     (1.83)       3.52       0.39      (2.90)      0.06
-------------------------------------------------------------------------------
November                    (0.27)      (4.00)      4.75       1.60      (1.00)
-------------------------------------------------------------------------------
December                     2.41       (0.01)      4.74       1.00       0.20
-------------------------------------------------------------------------------
Compound Annual
Rate of Return               6.59%       2.75%      5.02%      (0.83)%    4.60%
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

                            -------------------------

                (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" Partnership is defined as one that allocates no more than 25% of its Trading Assets to any single manager. The Partnership does not currently allocate more than 25% of its Trading Assets to any single Advisor but may do so in the future; consequently, it is referred to as a "Multi-Advisor; Selected Advisor" Partnership. Certain funds, including funds sponsored by MLIM AS LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Merrill Lynch Guarantee and MLIM AS LLC- related deleveraging of the Partnership's trading provides the "Principal Protection" feature of the Partnership. The "Principal Protection" feature no longer applies to Series A through F and K through N as of December 31, 2002.

                (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 1998; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return since January 1, 1998 without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

--------------------------------------------------------------------------------
                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
--------------------------------------------------------------------------------
         JAN.        FEB.         MAR.         APR.         MAY        JUNE
--------------------------------------------------------------------------------
1998 $113.84(a)   $113.25(a)  $113.37(a)   $111.46(a)   $112.48(a)  $111.69(a)
--------------------------------------------------------------------------------
1999 $114.49(b)   $115.86(b)  $114.86(b)   $116.14(b)   $114.75(b)  $116.00(b)
--------------------------------------------------------------------------------
2000 $112.80(c)   $112.46(c)  $111.61(c)   $110.11(c)   $110.85(c)  $109.67(c)
--------------------------------------------------------------------------------
2001 $112.97(d)   $113.94(d)  $117.81(d)   $115.64(d)   $115.09(d)  $115.36(d)
--------------------------------------------------------------------------------
2002 $109.41(e)   $106.60(e)  $108.32(e)   $106.88(e)   $108.25(e)  $112.26(e)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
--------------------------------------------------------------------------------
         JULY        AUG.        SEPT.         OCT.         NOV.         DEC.
--------------------------------------------------------------------------------
1998 $111.09(a)   $116.00(a)  $119.77(a)   $116.40(b)   $115.45(b)   $115.74(b)
--------------------------------------------------------------------------------
1999 $116.26(b)   $116.28(b)  $115.41(c)   $109.03(c)   $110.61(c)   $111.64(c)
--------------------------------------------------------------------------------
2000 $108.61(c)   $109.41(c)  $107.25(c)   $104.16(d)   $108.59(d)   $113.23(d)
--------------------------------------------------------------------------------
2001 $115.43(d)   $116.10(d)  $117.02(d)   $118.36(e)   $112.55(e)   $112.51(e)
--------------------------------------------------------------------------------
2002 $114.29(e)   $119.93(e)  $121.70(e)   $119.18(e)   $118.81(e)   $122.02(e)
--------------------------------------------------------------------------------

(a) After reduction for the first and second annual distributions of $6.00 each and the $3.50 per Series A Unit distribution made as of October 1, 1997.

(b) After reduction for the first, second and third annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1998.

(c) After reduction for the first, second, third and fourth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1999.

(d) After reduction for the first, second, third, fourth and fifth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2000.

(e) After reduction for the first, second, third, fourth, fifth and sixth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2001.

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

                On January 1, 2001, the Trading Partnership was dissolved. MLIM AS LLC redeemed its entire investment and the Partnership immediately invested its redemption proceeds directly into MM LLC, giving the Partnership a direct investment in MM LLC rather than through the Trading Partnership. This action did not effect the operation of the Partnership or MM LLC and was done at no cost to the investors. Any costs have been absorbed by MLIM AS LLC. MLIM LLC (as successor general partner to MLIM AS LLC) continues to maintain a 1% General Partner interest in the Partnership.

RESULTS OF OPERATIONS

        ADVISOR SELECTIONS

                The Partnership's results of operations depend on MLIM LLC's ability to select Advisors and the Advisors' ability to trade profitably. MLIM LLC's selection procedures and trading leveraging analysis, as well as the Advisors' trading methods, are confidential, so that substantially the only available information relevant to the Partnership's results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership's past performance is not necessarily indicative of its future results.

                MLIM AS LLC has made and MLIM LLC expects to continue making frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Partnership's assets committed to trading. All Series of Units trade under the direction of the same Advisor allocation and combination, and may be changed from time to time by MLIM LLC.

                MLIM LLC's decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors -- for example, a change in MLIM LLC's or an Advisor's market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. -- may also have a role in the termination or reallocation decision. The market judgment and experience of MLIM LLC's principals is an important factor in its asset allocation decisions.

                MLIM LLC has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

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

2002

                During 2002, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2002 describes the trading results for MM LLC during the year.

                The Partnership's overall trading performance was successful with gains in interest rates and currency sectors contributing the most profits.

                Results from the interest rate sector provided solid positive performance for the Partnership. Most profits were returned in the third quarter and the month of December. The yield curve on major debt instruments declined throughout the third quarter. This market environment was supported by the increased risk aversion, the continued U.S. stock market decline and the conflicting reports regarding the pace of the U.S. economic recovery. The economic news from Europe also pointed to a weak recovery overseas. During December, trading strategies capitalized on the lowered interest rates by the European Central Bank, causing the Euribor rates to trend higher.

                Profits resulting from trading in the currency sector provided the Partnership with gains in the second quarter and December, which outweighed losses sustained during other periods in the year. The decline in the U.S. dollar during the first half of the year continued through June unabated, fueled by the decline in the U.S. equity markets. The trading strategies were able to capitalize on the declining U.S. dollar in December and weather the volatility of the currency market during the last two weeks of the year.

                Agricultural commodities brought in slight trading gains for the year. A second and third quarter run up was able to offset the losses sustained in the first quarter and in December. The beginning of the year brought uncertainty in the global market place creating a difficult trading environment. The continued weakness in the U.S. dollar and low stockpiles in grains and soybeans aided in sustaining a price rally in the summer months. Grains and soybeans rallied to due weather and supply concerns. The summer drought produced expectations of a reduced harvest this season. The sector returned some gains later in September, as harvests were not as bad as was feared. The fourth quarter showed some significant profits in the short sugar positions as prices dropped hard in October. In December, soybeans had a large sell-off, which had a large impact on the soybean oil spread trade being held by the

Partnership.

                The energy sector brought in losses for the year. Recoveries being made in August and September were completely reversed and worsened in October and November. Crude oil led the gains in August and September as continued talk of military action against Iraq built a risk premium into prices. In October, crude oil reversed sharply as fears over a war with Iraq subsided and reversed its long trend going from $31 a barrel to $27 during the month. In November, news of the Iraqi acceptance of the UN resolution for arms inspections was expected to further drive prices down but unexpectedly failed to do so, resulting in continued losses in the portfolio of short crude positions.

                The metals sector incurred losses for the Partnership despite a settlement payment in August relating to certain copper trades made by a number of investors, including the Partnership, during a period in the mid-1990s. Members of the class were those who purchased or sold Comex copper futures or options contracts between June 24, 1993 and June 15, 1996. The effect of the settlement payment was included in the Partnership's performance in August.

                The trading in stock indices found profits from its short positions during the second and third quarters of the year but were unable to offset losses in the first and last quarter. The strength of U.S. economic data continued to surprise on the upside, pointing toward a stronger recovery than expected, but the equity markets remained weak. The downward trending market created a good environment for the trend following traders, as investors in the equity markets were still liquidating equity exposure during the third quarter.

2001

                During 2001, all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2001 describes the trading results for MM LLC during the year.

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

2000

                    TOTAL TRADING
                       RESULTS
Interest Rates     $       197,180
Stock Indices             (607,651)
Agriculture               (153,523)
Currencies                 810,502
Energy                   1,715,535
Metals                    (491,589)
                   ---------------
                   $     1,470,454
                   ===============

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

                Currency trading alternated from unprofitable to profitable throughout the year. The Euro declined against the U.S. dollar early in the year after officials from the Group of Seven met and failed to express concern about the low levels of the European currency producing profits. Other factors to the decline include the slow pace of microeconomic reform in Europe, plans for a European withholding tax and the scale of direct investment flows outside of Europe. During the second quarter, gains from short Euro currency and long Swiss franc positions outweighed losses sustained in other currencies. Despite the dramatic interest rate hikes by the Swiss National Bank ("SNB") and the weakness of the Euro, the SNB said it would not keep the Swiss franc from rising. The British pound was particularly weak in the wake of the Bank of England's references to "sterling overvaluation." Gains realized on short Japanese yen positions were outweighed by losses sustained in the Euro positions as it fell to a record low despite stronger than expected European financial data and the success of the German tax reform package. Currency trading finished off the year strong as gains in the Canadian dollar out weighed losses sustained from Euro positions. Short positions in the Canadian dollar were profitable as the currency weakened during the month despite worsening U.S. dollar fundamentals, a large Canadian budget surplus and plans for tax cuts in Canada.

                Slight profits were earned during the year in the interest rate sector. Short Eurodollar trading was profitable as the currency continued to decline early in the year. The European Union ministers blamed the currency's slide in January on rapid U.S. growth and fears that the Federal Reserve will increase U.S. interest rates. These profits were far outweighed by losses in the U.S. ten year Treasury note positions and long U.S. Treasury positions as the yield curve fluctuated widely. U.S. bond yields fell during the year as investors shifted to Treasuries due to increased volatility in the NASDAQ and other equity markets. Uncertainty surrounding the U.S. Presidential election had investors favoring the bond markets resulting in gains for the Partnership's long positions. Strong gains in both Euro and three-month Euribor futures rallied the sector for the year eliminating previous losses.

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

VARIABLES AFFECTING PERFORMANCE

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

                The Partnership's Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership's assets allocated to trading and total assets, respectively. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership's assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. Gross profitability is in turn effected by the percentages of the Partnership's assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) -- suggesting the likelihood of generally trendless, non-consensus markets.

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

                The Partnership's assets are held in cash. Accordingly, except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there is a readily available market value for the Partnership's positions and assets, the Partnership's monthly Net Asset Value calculations are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
        ML Principal Protection Plus LP

Net Income by Quarter
Eight Quarters through December 31, 2002

                       FOURTH        THIRD         SECOND        FIRST          FOURTH         THIRD         SECOND         FIRST
                      QUARTER       QUARTER       QUARTER       QUARTER        QUARTER        QUARTER        QUARTER       QUARTER
                        2002          2002          2002          2002           2001           2001          2001           2001
                        ----          ----          ----          ----           ----           ----          ----           ----
Total Income         $  316,551    $1,720,092    $  895,304    $ (310,617)    $  153,346     $  774,073    $ (377,961)    $1,789,648
Total Expenses          276,883       526,018       355,182       295,972        285,203        437,743       256,065        667,596
                     ----------    ----------    ----------    ----------     ----------     ----------    ----------     ----------
Net Income           $   39,668    $1,194,074    $  540,122    $ (606,589)    $ (131,857)    $  336,330    $ (634,026)    $1,122,052
                     ==========    ==========    ==========    ==========     ==========     ==========    ==========     ==========

Net Income per Unit  $     0.26    $     7.03    $     3.03    $    (3.26)    $    (0.67)    $     1.64    $    (2.88)    $     4.73

                The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable. MLIM AS LLC promoted the Partnership and MLIM LLC is now its controlling person.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        10(a) and 10(b) IDENTIFICATION OF MANAGERS AND EXECUTIVE OFFICERS:

                As a limited partnership, the Partnership itself has no officers or directors and is managed by MLIM LLC. Trading decisions are made by the Advisors on behalf of the Partnership.

                The managers and executive officers of MLIM LLC and their respective business backgrounds are as follows.

FABIO P. SAVOLDELLI   Executive Vice President, Chief Investment Officer and
                      Managing Director - Alternative Strategies Division

JAMES KASE            President

PHILIP L. KIRSTEIN    General Counsel

PATRICK HAYWARD       Chief Financial Officer

VINAY MENDIRATTA      Vice President and Chief Operations Officer - Alternative
                      Strategies Division

                Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division of MLIM LLC. He oversees the Partnership's investments. Mr. Savoldelli served as Managing Director for Merrill Lynch Corporate and Institutional Client Group from 1996 to 1999. Prior to joining Merrill Lynch he served as Chief Investment Officer for the Americas at the Chase Manhattan Private Bank, responsible for managers investing assets in international and domestic institutional, private client and ERISA funds. Previously, he was Deputy Chief Investment Officer and Head of Fixed Income and Foreign Exchange at Swiss Bank Corp. London Portfolio Management International. Mr. Savoldelli was educated at the

University of Windsor, Canada, and the London School of Economics.

        James Kase was born in 1960. Mr. Kase is President of MLIM LLC and Managing Director & Head of Distribution of Merrill Lynch Investment Managers L.P. His previous position at Merrill Lynch was selling quantitative-based equity products to institutional investors for 17 years. Prior to joining Merrill Lynch, he was Head of Equity Sales and Research for Lehman Brothers, Asia. He also managed equity derivative sales in the Americas for Lehman from 1995-1998. From 1986-1993, Mr. Kase was in Capital Market Sales at Bankers Trust. He received his Bachelor of Arts in Political Science from Brown University.

                Philip L. Kirstein was born in 1945. Mr. Kirstein has served as General Counsel of MLIM LLC since August 2001. He also serves as General Counsel of MLIM and Fund Asset Management, a position he has held since 1984. He received his Bachelor of Science from the University of North Carolina, He received his Juris Doctor from the Syracuse University School of Law and his LLB from the New York University School of Law.

                Patrick Hayward was born in 1967. He has served as Chief Financial Officer for MLIM Americas Institutional and MLIM LLC since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale. He received his Bachelor of Arts from College of William & Mary.

                Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director & Chief Operating Officer for Alternative Strategies Division of MLIM LLC. He is responsible for the management of MLIM's Hedge Fund of Funds business. Most recently he was MLIM's Alternative Investments product specialist based in London responsible for the marketing of hedge fund products to clients in Europe and the Middle East. Prior to joining MLIM, Mr. Mendiratta was a product specialist for Bankers Trust's quantitaive investment team. He worked with the portfolio management team to structure and market a variety of quantitatively managed investment products to institutional and retail investors. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia University.

                MLIM LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Global Horizons L.P., and the Partnership. Because MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds.

        (c)     IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                           None.

        (d)     FAMILY RELATIONSHIPS:

                           None.

        (e)     BUSINESS EXPERIENCE:

                           See Item 10(a) and (b) above.

        (f)     INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                           None.

        (g)     PROMOTERS AND CONTROL PERSONS:

                           Not applicable.

ITEM 11: EXECUTIVE COMPENSATION

                The managers and officers of MLIM LLC are remunerated by MLIM LLC in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLIM LLC and Administrative Fees to MLIM LLC. MLIM LLC or its affiliates may also receive certain economic benefits from holding certain of the Partnership's U.S. dollar Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no "other compensation" from the Partnership, and the managers receive no compensation for serving as managers of MLIM LLC. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLIM LLC.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        (a)     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

        As of December 31, 2002, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

        (b)     SECURITY OWNERSHIP OF MANAGEMENT:

                As of December 31, 2002, MLIM AS LLC owned 1,583.93625 Units (Unit-equivalent general partnership interests), which was approximately 1.1% of the total Units outstanding.

        (c)     CHANGES IN CONTROL:

                None.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                The Partnership indirectly pays Merrill Lynch through MLPF&S and MLIM LLC, substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions. Subsequent to September 1, 2000, the Partnership pays for the above-mentioned items through its investment in MM LLC.

                Within the Merrill Lynch organization, MLIM LLC is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLIM LLC controls the management of the Partnership and serves as its promoter. Although MLIM LLC has not sold any assets, directly or indirectly, to the Partnership, MLIM LLC makes substantial profits from the Partnership due to the foregoing revenues.

                No loans have been, are or will be outstanding between MLIM LLC or any of its principals and the Partnership.

                MLIM AS LLC paid (and MLIM may pay) substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM AS LLC and MLIM LLC are ultimately paid back for these expenditures from the revenues it receives from the Partnership.

        (b)     CERTAIN BUSINESS RELATIONSHIPS:

                MLPF&S, an affiliate of MLIM AS LLC and MLIM LLC, acts as the principal commodity broker for the Partnership.

                In 2002, MM LLC expensed directly: (i) Brokerage Commissions of $7,738,731 to MLPF&S, which included $811,106 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $279,753 to MLIM AS LLC. In addition, MLIM AS LLC and MLIM LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

                See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIM LLC affiliates and the Partnership.

        (c)     INDEBTEDNESS OF MANAGEMENT:

                The Partnership is prohibited from making any loans, to management or otherwise.

        (d)     TRANSACTIONS WITH PROMOTERS:

                Not applicable.

ITEM 14: CONTROLS AND  PROCEDURES

                Merrill Lynch Investment Managers LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)1.     FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                                      PAGE
                                                                                                    ----
                Independent Auditors' Report                                                           1

                Consolidated Statements of Financial Condition as of December 31, 2002 and 2001        2

                For the years ended December 31, 2002, 2001 and 2000:
                         Consolidated Statements of Operations                                         3
                         Consolidated Statements of Changes in Partners' Capital                       4

                Consolidated Financial Data Highlights for the year ended December 31, 2002            5

                Notes to Consolidated Financial Statements                                          6-13

      (a)2.8(d) FINANCIAL STATEMENT SCHEDULES:

                Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

      (a)3.     EXHIBITS:

                The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION           DESCRIPTION
-----------           -----------
1.01                  Selling Agreement among the Partnership, MLIM AS LLC, MLPF&S, the Selling Agent and the Advisors.

EXHIBIT 1.01:         Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration
-------------         Statement (File No. 33-73914) filed on July 14, 1994, on Form S-1 under the Securities Act of 1933 (the
                      "Registrant's Registration Statement").

1.01(a)               Form of Selling Agreement Amendment among the Partnership, MLIM AS LLC, MLPF&S, the Selling Agent and the
                      Advisors.

EXHIBIT 1.01(a):      Is incorporated herein by reference from Exhibit 1.01(a) contained in the Registrant's report on Form 10-K
----------------      for the year ended December 31, 2002.

3.01(i)               Amended and Restated Limited Partnership Agreement of the Partnership.

EXHIBIT 3.01(i):      Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration
----------------      Statement (as Exhibit A).

3.01(ii)              Amended and Restated Limited Partnership Agreement of the Trading Partnership.

EXHIBIT 3.01(ii):     Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant's Registration
-----------------     Statement.

3.05(ii)              Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

EXHIBIT 3.05(ii):     Is incorporated herein by reference from Exhibit 3.05(ii) contained in the Registrant's report on Form 10-Q
-----------------     for the Quarter Ended June 30, 1995.

10.01(h)              Form of Advisory Agreement among the Partnership, MLIM AS LLC, MLPF&S and each Advisor.

EXHIBIT 10.01(h):     Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report on Form 10-Q
-----------------     for the Quarter Ended June 30, 1995.

10.02                 Form of Consulting Agreement between MLPF&S and each Advisor.

EXHIBIT 10.02:        Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.
--------------
10.03                 Form of Customer Agreement between the Trading Partnership and MLPF&S.

EXHIBIT 10.03:        Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant's Registration Statement
-------------         (as Exhibit B).

10.05                 Merrill Lynch & Co., Inc. Guarantee.

EXHIBIT 10.05:        Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement
--------------        (as Exhibit B).

10.06                 Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.06:        Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's  Registration Statement
--------------        (as Exhibit D).

10.07(a)              Foreign Exchange Desk Service Agreement,  dated July 1, 1993 among Merrill Lynch International Bank, MLIM AS
                      LLC, MLPF&S and various MLIM  AS LLC funds.

EXHIBIT 10.07(a):     Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's  Registration Statement
-----------------     (as Exhibit D).

10.07(b)              Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment
                      Bank, MLIM AS LLC, MLPF&S and the Partnership.

EXHIBIT 10.07(b):     Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's Registration Statement.
-----------------
10.08                 Investment Advisory Contract between MLPF&S, the Partnership, the Trading Partnership and MLIM AS LLC.

EXHIBIT 10.08:        Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant's Registration Statement.
--------------
10.09(a)              Form of Advisory and Consulting Agreement Amendment among MLIM AS LLC, each Advisor, the Partnership and
                      MLPF&S.

EXHIBIT 10.09(a):     Is incorporated  herein by reference from Exhibit 10.09(a) contained in the Registrant's report on Form 10-K
-----------------     for the year ended December 31, 1996.

10.09(b)              Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

EXHIBIT 10.09(b):     Is incorporated  herein by reference from Exhibit 10.09(b) contained in the Registrant's report on Form 10-K
-----------------     for the year ended December 31, 1996.

13.01                 2002 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:        Is filed herewith.
--------------
13.01 (a)             2002 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC:
                      ML Multi-Manager Portfolio LLC

EXHIBIT 13.01(a):     Is filed herewith.
-----------------
28.01                 Prospectus of the Partnership dated January 25, 1996.

EXHIBIT 28.01:        Is incorporated by reference as filed with the Securities and Exchange Commission pursuant to Rule 424 under
--------------        the Securities Act of 1933, Registration Statement (File No. 33-73914) on Form S-1 (effective January 25,
                      1996).

        (b)     REPORT ON FORM 8-K:
                -------------------
                No reports on Form 8-K were filed during the fourth quarter of 2002.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ML PRINCIPAL PROTECTION L.P.

                                   By:  MERRILL LYNCH INVESTMENT MANAGERS LLC
                                            General Partner

                                   By: /s/ Fabio P. Savoldelli
                                       -----------------------
                                   Fabio P. Savoldelli
                                   Executive Vice President, Chief Investment
                                   Officer and Managing Director - Alternative
                                   Strategies Division
                                   (Principal Executive Officer)

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2003 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                   TITLE                                                      DATE
---------                   -----                                                      ----
/s/Fabio P. Savoldelli      Executive Vice President, Chief Investment Officer and     March 31, 2003
----------------------      Managing Director - Alternative Strategies Division
Fabio P. Savoldelli         (Principal Executive Officer)

/s/James Kase               President                                                  March 31, 2003
-------------
James Kase

/s/Philip L. Kirstein       General Counsel                                            March 31, 2003
--------------------
Philip L. Kirstein

/s/Patrick Hayward          Chief Financial Officer                                    March 31, 2003
------------------          (Principal Financial and Accounting Officer)
Patrick Hayward

/s/Vinay Mendiratta         Vice President and Chief Operations Officer                March 31, 2003
-------------------            - Alternative Strategies Division
Vinay Mendiratta

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of MLIM Alternative Strategies LLC)

MERRILL LYNCH INVESTMENT    General Partner of Registrant                              March 31, 2003
MANAGERS   LLC


By /s/ Fabio P. Savoldelli
  -----------------------
   Fabio P. Savoldelli

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Fabio P. Savoldelli, certify that:

1. I have reviewed this annual report on Form 10-K of ML Principal Protection L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of ML Principal Protection L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: March 31, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)

                                   EXHIBIT 99

          FORM OF CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 180 OF THE UNITED STATES CODE

I, Patrick Hayward, certify that:

1. I have reviewed this annual report on Form 10-K of ML Principal Protection L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a) all significant deficiencies, in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

-----------------------
By /s/ PATRICK HAYWARD
   --------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this annual report of ML Principal Protection L.P. on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: March 31, 2003

-----------------------
By /s/ PATRICK HAYWARD
   --------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2002 ON FORM 10-K

                                INDEX TO EXHIBITS

                           EXHIBIT

Exhibit 13.01              2002 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2002 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM Alternative Strategies LLC:
                           ML Multi-Manager Portfolio LLC