Form 10-Q
period 2003-03-31
ML PRINCIPAL PROTECTION LP
filed 2003-05-15
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

        Delaware                                     13-3750642 (Registrant)
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             New York, NY 10038-2510
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  609-282-6996
                    ----------------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION


                                                       March 31,     December 31,
                                                         2003           2002
                                                     (unaudited)
                                                     ------------    ------------
ASSETS

Equity in commodity futures trading accounts:
    Cash and option premiums                         $ 1,082,516     $ 1,960,792
Investment in MM LLC                                  16,603,957      16,280,408
Subscriptions receivable                                   5,499            --
Accrued interest receivable                                1,074           2,028
                                                     ------------    ------------

                TOTAL                                $17,693,046     $18,243,228
                                                     ============    ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Redemptions payable                                  $   252,591     $   497,074
Payable to MM LLC                                        269,244         305,592
                                                     ------------    ------------

            Total liabilities                            521,835         802,666
                                                     ------------    ------------

PARTNERS' CAPITAL:
 General Partners (156,638 and 1,584 Units)              188,240         185,021
 Limited Partners (14,120,079 and 147,723 Units)      16,982,971      17,255,541
                                                     ------------    ------------

            Total partners' capital                   17,171,211      17,440,562
                                                     ------------    ------------

                TOTAL                                $17,693,046     $18,243,228
                                                     ============    ============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the three    For the three
                                                    months ended     months ended
                                                      March 31,        March 31,
                                                        2003             2002
                                                    -------------    -------------
REVENUES:
    Trading profit (loss):
      Realized                                       $ 1,547,500     $ (395,862)
     Change in unrealized                              (856,627)        (15,569)
                                                    -------------    -------------
            Total trading results                        690,873       (411,431)
                                                    -------------    -------------
     Interest income                                      53,068         100,813
                                                    -------------    -------------
            Total revenues                               743,941       (310,618)
                                                    -------------    -------------
EXPENSES:
    Profit Shares                                        103,112             336
    Brokerage commissions                                301,152         286,098
    Administrative fees                                   10,351           9,537
                                                    -------------    -------------
            Total expenses                               414,615         295,971
                                                    -------------    -------------
NET INCOME (LOSS)                                    $   329,326     $ (606,589)
                                                    =============    =============
NET INCOME (LOSS) PER UNIT:
     Weighted average number of General Partner
     and Limited Partner Units outstanding            14,659,456         186,256
                                                    =============    =============
     Net income (loss) per weighted average
     General Partner and Limited Partner Unit        $      0.02     $    (3.26)
                                                    =============    =============

See notes to financial statements.
Certain 2002 information has been changed to conform to 2003 presentation.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               For the three months ended March 31, 2003 and 2002
                                   (unaudited)

                                              General           Limited
                             Units            Partner           Partners           Total
                         -------------     -------------     -------------     -------------
PARTNERS' CAPITAL,
  DECEMBER 31, 2001           191,545      $    233,900      $ 21,071,380      $ 21,305,280

Net loss                         --              (6,628)         (599,961)         (606,589)

Distributions                    --                (493)          (44,420)          (44,913)

Redemptions                   (11,107)             --          (1,211,419)       (1,211,419)
                         -------------     -------------     -------------     -------------

PARTNERS' CAPITAL,
  MARCH 31, 2002              180,438      $    226,779      $ 19,215,580      $ 19,442,359
                         =============     =============     =============     =============

PARTNERS' CAPITAL,
  DECEMBER 31, 2002           149,307      $    185,021      $ 17,255,541      $ 17,440,562

Conversion of shares       14,633,051                59             5,440             5,499

Net income                       --               3,426           325,900           329,326

Distributions                    --                (266)          (26,724)          (26,990)

Redemptions                  (505,641)             --            (577,186)         (577,186)
                         -------------     -------------     -------------     -------------

PARTNERS' CAPITAL,
  MARCH 31, 2003           14,276,717      $    188,240      $ 16,982,971      $ 17,171,211
                         =============     =============     =============     =============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of March 31, 2003, and the results of its operations for the three months ended March 31, 2003 and 2002. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2002.

2.   INVESTMENT IN MM LLC

     As of March 31, 2003 and December 31, 2002, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $16,603,957 and $16,280,408, respectively. As of March 31, 2003, and December 31, 2002, the Partnership's percentage ownership share of MM LLC was 9.79% and 9.39%, respectively.

     A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:


                                March 31,                  December 31,
                                  2003                         2002
                               (unaudited)
                            --------------------        --------------------
Assets                       $      173,977,158          $      177,485,585
                            ====================        =====================
Liabilities                  $        4,324,105          $        4,031,107
Members' Capital                    169,653,053                 173,454,478
                            --------------------        --------------------

Total                        $      173,977,158          $      177,485,585
                            ====================        =====================

                            For the three months        For the three months
                            ended March 31, 2003        ended March 31, 2002
                                (unaudited)                 (unaudited)
                            --------------------        --------------------
Revenues                     $        4,572,299          $       (1,913,688)

Expenses                              2,594,520                   2,151,469
                            --------------------        --------------------

Net Income (loss)            $        1,977,779          $       (4,065,157)
                            ====================        =====================

3.   NET ASSET VALUE PER UNIT

     Prior to the opening of business on January 2, 2003, Series A through F and K through N, those series whose guarantee had come to term on or before December 31, 2002, were consolidated into a new series, Series A 2003, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2002. The consolidation had no economic effect on the investors. MLIM AS LLC contribution $5,499 to the Partnership, the amount necessary due to the effects of rounding, to insure all investors received Units equal in value to their original holdings at December 31, 2002. The following is a listing of the number of new Units each investor received of Series A for each Unit of their original series holding.

                    Number
   Series         of Units
   ------         --------
A                122.021960
B                117.269077
C                115.242141
D                112.085339
E                111.088709
F                104.084994
K                123.799970
L                120.674078
M                122.310644
N                117.973383

     After the series consolidation, the brokerage commission rate for Series A 2003 was reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

     At March 31, 2003 and December 31, 2002, the Net Asset Values of the different series of Units were:

March 31, 2003

                           Net Asset Value        Number of Units          Net Asset Value per Unit
                         -------------------  -----------------------    ----------------------------
Series A 2003 Units       $     14,532,675          14,253,146.0000              $1.0196
Series G Units                     533,834               5,008.0300              $106.60
Series H Units                     549,725               5,390.6650              $101.98
Series O Units                     636,763               5,288.7419              $120.40
Series P Units                     233,271               1,899.0000              $122.84
Series Q Units                     187,720               1,653.2408              $113.55
Series R Units                     442,308               3,856.0000              $114.71
Series S Units                      54,915                 475.0000              $115.61
                         -------------------  -----------------------
                          $     17,171,211          14,276,716.6777
                         ===================  =======================

December 31, 2002

                           Net Asset Value        Number of Units          Net Asset Value per Unit
                         -------------------  -----------------------    ----------------------------
Series A Units            $      4,554,926              37,329.0000              $122.02
Series B Units                     361,036               3,079.0000              $117.26
Series C Units                     754,685               6,550.0000              $115.22
Series D Units                   2,324,762              20,741.0000              $112.09
Series E Units                   1,327,640              11,951.4800              $111.09
Series F Units                     829,625               7,711.3400              $107.58
Series G Units                     585,224               5,508.0300              $106.25
Series H Units                     547,940               5,390.6650              $101.65
Series K Units                   2,302,631              18,619.0000              $123.67
Series L Units                   1,390,508              11,536.2800              $120.53
Series M Units                     726,816               5,946.4607              $122.23
Series N Units                     207,135               1,757.6778              $117.85
Series O Units                     624,977               5,288.7419              $118.17
Series P Units                     228,921               1,899.0000              $120.55
Series Q Units                     185,883               1,667.9408              $111.44
Series R Units                     433,969               3,856.0000              $112.54
Series S Units                      53,884                 475.0000              $113.44
                         -------------------  -----------------------
                          $     17,440,562             149,306.6162
                         ===================  =======================

4.   QUARTERLY DISTRIBUTIONS

     The Partnership makes quarterly fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. The Principal Assurance Dates for Series A through F and K through N came to term on or before December 31, 2002 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay quarterly distributions. The Partnership has made the following distributions for the fiscal year ended December 31, 2002, and for the three month period ended March 31, 2003:

                         Distribution         Fixed-Rate        Discretionary
           Series            Date            Distribution       Distribution
        -------------  ------------------  -----------------  -----------------
   2003
--------
           Series F            1/1/2003      $        3.50      $          --
   2002
--------
           Series B            1/1/2002      $        3.50      $          --
           Series C            4/1/2002               3.50                 --
           Series D            7/1/2002               3.50                 --
           Series E           10/1/2002               3.50                 --
           Series F            1/1/2002               3.50                 --
           Series G            4/1/2002               3.50                 --
           Series H            7/1/2002               3.50                 --

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

     The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets through MM LLC among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
of Operations
-------------

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

                               Jan.        Feb.        Mar.
                   --------------------------------------------
                     2002   $109.41 (a) $106.60 (a) $108.32 (a)

                     2003   $1.0331 (b) $1.0654 (b) $1.0196 (b)


     (a) After reduction of $29.50 per Series A Unit distributions from inception to date.

     (b) After series consolidation on January 1, 2003.

     Performance Summary

     All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

     January 1, 2003 to March 31, 2003

     The Partnership experienced gains in the currency, energy, interest rate and stock index sectors and losses in the agricultural commodity and metals sectors. Overall, for the quarter, the Partnership experienced gains.

     The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

     Energy was a profitable sector for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day citing expected severely cold weather and supply shortages. The Partnership profited from this event but such volatility caused many of the Advisors to reduce their long positions. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March.

     Interest rate futures were also profitable for the quarter. February had significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of a global economic slowdown benefiting the Partnership's long exposures. Selective long/short rate exposure globally was the main driver to gains generated in the sector. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict triggered the liquidation of many fixed income investments hurting long exposures.

     Trading in stock indices posted slight gains for the quarter. The market was choppy throughout the quarter making trading difficult. The Partnership was able to realize some gains in January on short positions as most indices recorded three-month lows. During the rest of the quarter, choppy markets caused short positions to be covered to protect against the risk of significant losses.

     The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. The Partnership sustained losses in February and March as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February and continued to decline. Gold's appeal as a safe investment diminished.

     Trading in agricultural commodities posted losses for the quarter. The Partnership held positions in sugar, livestock and the soybean complex. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        There are no pending legal proceedings to which the Partnership or MLIM LLC is a party.

Item 2. Changes in Securities and Use of Proceeds

        (a) None.
        (b) None.
        (c) None.
        (d) None

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        As of February 28, 2003, the general partner interest and the management authority of the Partnership was assigned from MLIM Alternative Strategies LLC to Merrill Lynch Investment Managers LLC, a wholly-owned subsidiary of Merrill Lynch Investment Managers, as part of an internal Merrill Lynch reorganization. This change did not affect the personnel involved in the management of the Partnership.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits

        There are no exhibits required to be filed with this report.

        (b) Reports on Form 8-K

        There were no reports on Form 8-K filed during the first three months of fiscal 2003.

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



                          ML PRINCIPAL PROTECTION L.P.

                          By: MERRILL LYNCH INVESTMENT
                                 MANAGERS LLC
                                      General Partner





Date: May 15, 2003     By /s/ FABIO P. SAVOLDELLI
                          -----------------------
                          Fabio P. Savoldelli
                          Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)








Date:  May 15, 2003    By /s/ PATRICK HAYWARD
                          -------------------
                          Patrick Hayward
                          Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                                   EXHIBIT 99

          Form of Certification Pursuant to Section 1350 of Chapter 63 of
          ---------------------------------------------------------------
                       Title 180 of the United States Code
                       -----------------------------------

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: May 15, 2003
-----------------------
By /s/ FABIO P. SAVOLDELLI
  -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.




Date: May 15, 2003
-----------------------
By /s/ FABIO P. SAVOLDELLI
  -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division
(Principal Executive Officer)

                                   EXHIBIT 99

         Form of Certification Pursuant to Section 1350 of Chapter 63 of
         ---------------------------------------------------------------
                     Title 180 of the United States Code
                     -----------------------------------

I, Patrick Hayward, certify that:

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
-----------------------
By /s/ PATRICK HAYWARD
  -----------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------


In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: May 15, 2003
-----------------------
By /s/ PATRICK HAYWARD
  -----------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)