Form 10-Q
period 2003-06-30
ML PRINCIPAL PROTECTION LP
filed 2003-08-13
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------  ----------------

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                                13-3750642 (Registrant)
-------------------------------                     -----------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                    c/o Merrill Lynch Investment Managers LLC
                                  222 Broadway
                                   27th Floor
                             New York, NY 10038-2510
                             -----------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                        STATEMENTS OF FINANCIAL CONDITION

                                                       JUNE 30,      DECEMBER 31,
                                                         2003            2002
                                                     (UNAUDITED)
                                                   --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                             $      550,965   $    1,960,792
Investment in MM LLC                                   16,866,636       16,280,408
Accrued interest receivable                                   448            2,028
                                                   --------------   --------------
                TOTAL                              $   17,418,049   $   18,243,228
                                                   ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Redemptions payable                              $      423,020   $      497,074
  Payable to MM LLC                                       110,625          305,592
                                                   --------------   --------------
            Total liabilities                             533,645          802,666
                                                   --------------   --------------

PARTNERS' CAPITAL:
 General Partners (156,638 and 1,584 Units)               195,629          185,021
 Limited Partners (13,283,447 and 147,723 Units)       16,688,775       17,255,541
                                                   --------------   --------------
            Total partners' capital                    16,884,404       17,440,562
                                                   --------------   --------------
                TOTAL                              $   17,418,049   $   18,243,228
                                                   ==============   ==============

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                  FOR THE THREE    FOR THE THREE     FOR THE SIX       FOR THE SIX
                                                   MONTHS ENDED     MONTHS ENDED    MONTHS ENDED      MONTHS ENDED
                                                     JUNE 30,         JUNE 30,        JUNE 30,          JUNE 30,
                                                       2003             2002            2003              2002
                                                 --------------   --------------   --------------    --------------
REVENUES:
    Trading profits (loss):
        Realized                                 $      925,557   $      471,040   $    2,473,057    $       75,178
        Change in unrealized                            151,801          324,397         (704,826)          308,828
                                                 --------------   --------------   --------------    --------------
            Total trading results                     1,077,358          795,437        1,768,231           384,006
                                                 --------------   --------------   --------------    --------------
    Interest income                                      49,311           99,868          102,379           200,681
                                                 --------------   --------------   --------------    --------------
            Total revenues                            1,126,669          895,305        1,870,610           584,687
                                                 --------------   --------------   --------------    --------------
EXPENSES:
    Brokerage commissions                               309,891          276,592          611,043           562,690
    Administrative fees                                  10,640            9,219           20,991            18,756
    Profit shares                                       127,631           69,372          230,743            69,708
                                                 --------------   --------------   --------------    --------------
            Total expenses                              448,162          355,183          862,777           651,154
                                                 --------------   --------------   --------------    --------------
NET INCOME (LOSS)                                $      678,507   $      540,122   $    1,007,833    $      (66,467)
                                                 ==============   ==============   ==============    ==============
NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner units outstanding        13,872,504          178,080       14,265,980           182,169
                                                 ==============   ==============   ==============    ==============
    Net income (loss) per weighted
    average Limited Partner and
    General Partner Unit                         $        .0489   $         3.03   $        .0706    $        (0.36)
                                                 ==============   ==============   ==============    ==============

See notes to financial statements.

Certain 2002 information has been changed to conform to the 2003 presentation.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                             GENERAL          LIMITED
                            UNITS            PARTNER          PARTNERS            TOTAL
                       --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 2001           191,545    $      233,900    $   21,071,380    $   21,305,280

Net loss                           --              (179)          (66,288)          (66,467)

Redemptions                   (20,106)               --        (2,179,047)       (2,179,047)

Distributions                      --            (1,054)          (90,321)          (91,375)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  June 30, 2002               171,439    $      232,667    $   18,735,724    $   18,968,391
                       ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2002           149,307    $      185,021    $   17,255,541    $   17,440,562

Conversion of shares       14,633,051                59             5,440             5,499

Net income                         --            11,012           996,821         1,007,833

Redemptions                (1,342,273)               --        (1,524,972)       (1,524,972)

Distributions                      --              (463)          (44,055)          (44,518)
                       --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  June 30, 2003            13,440,085    $      195,629    $   16,688,775    $   16,884,404
                       ==============    ==============    ==============    ==============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (a Delaware Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of June 30, 2003, and the results of its operations for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

     As of June 30, 2003 and December 31, 2002, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $16,866,636 and $16,280,408, respectively. As of June 30, 2003, and December 31, 2002, the Partnership's percentage ownership share of MM LLC was 10.73% and 9.39%, respectively.

     A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                    JUNE 30,             DECEMBER 31,
                                      2003                   2002
                                  (UNAUDITED)
                             --------------------   --------------------
     Assets                  $        160,592,732   $        177,485,585
                             ====================   ====================

     Liabilities             $          3,434,981   $          4,031,107
     Members' Capital                 157,157,751            173,454,478
                             --------------------   --------------------

     Total                   $        160,592,732   $        177,485,585
                             ====================   ====================


                             FOR THE THREE MONTHS   FOR THE THREE MONTHS     FOR THE SIX MONTHS     FOR THE SIX MONTHS
                              ENDED JUNE 30, 2003    ENDED JUNE 30, 2002    ENDED JUNE 30, 2003    ENDED JUNE 30, 2002
                                  (UNAUDITED)            (UNAUDITED)            (UNAUDITED)            (UNAUDITED)
                             --------------------   --------------------   --------------------   --------------------
     Revenues                $          5,969,103   $          5,972,065   $         10,541,402   $          4,058,377

     Expenses                           2,459,957              2,807,537              5,054,477              4,959,006
                             --------------------   --------------------   --------------------   --------------------

     Net Income (Loss)       $          3,509,146   $          3,164,528   $          5,486,925   $           (900,629)
                             ====================   ====================   ====================   ====================

3.   NET ASSET VALUE PER UNIT

     Prior to the opening of business on January 2, 2003, Series A through F and K through N, those series whose guarantee had come to term on or before December 31, 2002, were consolidated into a new series, Series A 2003, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2002. The consolidation had no economic effect on the investors. The General Partner contributed $5,499 to the Partnership, the amount necessary due to the effects of rounding, to insure all investors received Units equal in value to their original holdings at December 31, 2002. The following is a listing of the number of new Units each investor received of Series A 2003 for each Unit of their original series holding.

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

     At June 30, 2003 and December 31, 2002, the Net Asset Values of the different series of Units were:

     June 30, 2003
     (unaudited)

                                                                  NET ASSET VALUE
                            NET ASSET VALUE    NUMBER OF UNITS       PER UNIT
                           ----------------   ----------------   ----------------
     Series A 2003 Units   $     14,249,417    13,417,198.0000   $         1.0620
     Series G Units                 496,112         4,638.0300   $         106.97
     Series H Units                 519,265         5,076.6650   $         102.28
     Series O Units                 663,222         5,288.7419   $         125.40
     Series P Units                 242,979         1,899.0000   $         127.95
     Series Q Units                 195,525         1,653.2408   $         118.27
     Series R Units                 460,675         3,856.0000   $         119.47
     Series S Units                  57,209           475.0000   $         120.44
                           ----------------   ----------------
                           $     16,884,404    13,440,084.6777
                           ================   ================

     December 31, 2002

                                                                  NET ASSET VALUE
                            NET ASSET VALUE    NUMBER OF UNITS       PER UNIT
                           ----------------   ----------------   ----------------
     Series A Units        $      4,554,926        37,329.0000   $         122.02
     Series B Units                 361,036         3,079.0000   $         117.26
     Series C Units                 754,685         6,550.0000   $         115.22
     Series D Units               2,324,762        20,741.0000   $         112.09
     Series E Units               1,327,640        11,951.4800   $         111.09
     Series F Units                 829,625         7,711.3400   $         107.58
     Series G Units                 585,224         5,508.0300   $         106.25
     Series H Units                 547,940         5,390.6650   $         101.65
     Series K Units               2,302,631        18,619.0000   $         123.67
     Series L Units               1,390,508        11,536.2800   $         120.53
     Series M Units                 726,816         5,946.4607   $         122.23
     Series N Units                 207,135         1,757.6778   $         117.85
     Series O Units                 624,977         5,288.7419   $         118.17
     Series P Units                 228,921         1,899.0000   $         120.55
     Series Q Units                 185,883         1,667.9408   $         111.44
     Series R Units                 433,969         3,856.0000   $         112.54
     Series S Units                  53,884           475.0000   $         113.44
                           ----------------   ----------------
                           $     17,440,562       149,306.6162
                           ================   ================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of June 30, 2003, the Partnership has made the following distributions:

                           DISTRIBUTION        FIXED-RATE      DISCRETIONARY
            SERIES             DATE           DISTRIBUTION      DISTRIBUTION
          ----------       ------------       ------------     -------------
     2003
     ----
          Series F             1/1/2003          $    3.50         $    -
          Series G             4/1/2003               3.50              -

     2002
     ----
          Series B             1/1/2002          $    3.50         $    -
          Series C             4/1/2002               3.50              -
          Series D             7/1/2002               3.50              -
          Series E            10/1/2002               3.50              -
          Series F             1/1/2002               3.50              -
          Series G             4/1/2002               3.50              -
          Series H             7/1/2002               3.50              -

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

     The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the Partnership or MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
--------------------------------------------------------------------------------
             JAN.        FEB.        MAR.        APR.        MAY         JUN.
--------------------------------------------------------------------------------
   2002   $109.41(a)  $106.60(a)  $108.32(a)  $106.88(a)  $108.25(a)  $112.26(a)
--------------------------------------------------------------------------------
   2003   $1.0331(b)  $1.0654(b)  $1.0196(b)  $1.0262(b)  $1.0790(b)  $1.0620(b)
--------------------------------------------------------------------------------

(a) After reduction of $29.50 per Series A Unit distributions from inception to date.

(b) After series consolidation on January 1, 2003.

Performance Summary

All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2003 TO JUNE 30, 2003

January 1, 2003 to March 31, 2003

The Partnership experienced gains in the currency, energy, interest rate and stock index sectors and losses in the agricultural commodity and metals sectors. Overall, for the quarter, the Partnership experienced gains.

The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year.

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

April 1, 2003 to June 30, 2003

The Partnership was profitable in the financial futures, currencies, interest rates and stock index sectors, and incurred losses in the physical commodity sectors, energy, agriculture and metals.

The currency sector was the strongest performer for the Partnership. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits.

The interest rate sector generated strong gains during the second quarter producing significant profits in May. After a mixed start in April, the bond market rally continued through May despite the stock market recovery. The U.S., European and Japanese bond markets reached new highs in June, as investors were convinced the Federal Reserve would cut short-term rates by 50 basis points. A stronger Consumer Price Index and a rate cut of only 25 basis points disappointed the markets causing bond prices to reverse sharply by the end of the month.

The stock index sector posted gains for the quarter. Gains were generated in short-term trading in the U.S. and Europe, primarily the S&P 500 and selected European indices. Overall exposure to the sector remains relatively light.

The energy markets posted losses for the quarter. The markets in April and May were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected. The SARS epidemic was expected to reduce the demand for jet fuel, which the markets extrapolated to affect crude oil prices. Natural gas was very volatile during June.

Trading in agricultural commodities had losses for the quarter. Gains in April, mainly from soybeans, which rallied due to revisions crop estimates and weather overseas, were overshadowed by losses in May and June due to changes in crop estimates and a volatile livestock market. Losses were posted in livestock, oil seed and grains.

The metals sector generated the greatest losses for the Partnership this quarter. Short positions in base metals and precious metals contributed to losses in the sector. Gold generated losses in June reacting to the U.S. dollar sell off.

JANUARY 1, 2002 TO JUNE 30, 2002

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no pending proceedings to which the Partnership or MLIM LLC is a party.

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

          (b)  Reports on Form 8-K

          There were no reports on Form 8-K filed during the first six months of fiscal 2003.

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

                                             ML PRINCIPAL PROTECTION L.P.

                                             By: MERRILL LYNCH INVESTMENT
                                                 MANAGERS LLC
                                                   General Partner




Date: August 14, 2003                        By /s/ FABIO P. SAVOLDELLI
                                                ------------------------
                                             Fabio P. Savoldelli

                                             Executive Vice President, Chief
                                             Investment Officer and Managing
                                             Director - Alternative Strategies
                                             Division (Principal Executive
                                             Officer)




Date: August 14, 2003                        By /s/ PATRICK HAYWARD
                                                -------------------
                                             Patrick Hayward
                                             Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

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

Date: August 14, 2003

-----------------------
By /s/ FABIO P. SAVOLDELLI
   -----------------------
Fabio P. Savoldelli
Executive Vice President, Chief Investment Officer and Managing Director - Alternative Strategies Division (Principal Executive Officer)

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.

Date: August 14, 2003

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

Date: August 14, 2003

-----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.

Date: August 14, 2003

-----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)