Form 10-Q
period 2003-09-30
ML PRINCIPAL PROTECTION LP
filed 2003-11-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

              Delaware
------------------------------------
(State or other jurisdiction of               13-3750642 (Registrant)
incorporation or organization)                -----------------------
                                              (IRS Employer Identification No.)


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

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                                                                           SEPTEMBER 30,      DECEMBER 31,
                                                                                2003             2002
                                                                            (UNAUDITED)
                                                                           ---------------   ---------------
ASSETS

Equity in commodity futures trading accounts:
    Cash                                                                     $    501,919      $  1,960,792
Investment in MM LLC                                                           15,605,032        16,280,408
Accrued interest receivable                                                           395             2,028
                                                                           ---------------   ---------------

                TOTAL                                                        $ 16,107,346      $ 18,243,228
                                                                           ===============   ===============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
    Redemptions payable                                                      $    464,035      $    497,074
    Payable to MM LLC                                                              38,279           305,592
                                                                           ---------------   ---------------

            Total liabilities                                                     502,314           802,666
                                                                           ---------------   ---------------

PARTNERS' CAPITAL:
 General Partner (156,638 and 1,584 Units)                                        192,817           185,021
 Limited Partners (12,528,399 and 147,723 Units)                               15,412,215        17,255,541
                                                                           ---------------   ---------------

            Total partners' capital                                            15,605,032        17,440,562
                                                                           ---------------   ---------------

                TOTAL                                                        $ 16,107,346      $ 18,243,228
                                                                           ===============   ===============

NET ASSET VALUE PER UNIT (SEE NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          -----------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------
                                   (unaudited)

                                                      FOR THE THREE      FOR THE THREE        FOR THE NINE       FOR THE NINE
                                                       MONTHS ENDED       MONTHS ENDED        MONTHS ENDED        MONTHS ENDED
                                                      SEPTEMBER 30,      SEPTEMBER 30,       SEPTEMBER 30,       SEPTEMBER 30,
                                                          2003                2002                2003               2002
                                                    ------------------  -----------------   -----------------  ------------------
REVENUES:
    Trading profits (loss):
        Realized                                      $      (168,399)    $    1,809,888      $    2,304,658     $     1,885,066
        Change in unrealized                                  196,398           (190,254)           (508,428)            118,574
                                                    ------------------  -----------------   -----------------  ------------------

            Total trading results                              27,999          1,619,634           1,796,230           2,003,640
                                                    ------------------  -----------------   -----------------  ------------------

    Interest income                                            40,008            100,458             142,387             301,139
                                                    ------------------  -----------------   -----------------  ------------------

            Total revenues                                     68,007          1,720,092           1,938,617           2,304,779
                                                    ------------------  -----------------   -----------------  ------------------

EXPENSES:
    Brokerage commissions                                     284,958            295,922             896,001             858,612
    Administrative fees                                         9,773              9,865              30,764              28,621
    Profit shares                                               1,849            220,231             232,592             289,939
                                                    ------------------  -----------------   -----------------  ------------------

            Total expenses                                    296,580            526,018           1,159,357           1,177,172
                                                    ------------------  -----------------   -----------------  ------------------

NET INCOME (LOSS)                                     $      (228,573)    $    1,194,074      $      779,260     $     1,127,607
                                                    ==================  =================   =================  ==================

NET INCOME (LOSS) PER UNIT:
    Weighted average number of General Partner
        and Limited Partner units outstanding              13,275,846            169,857          13,935,935             178,064
                                                    ==================  =================   =================  ==================

    Net income (loss) per weighted
    average General Partner and
    Limited Partner Unit                              $       (0.0172)    $         7.03      $       0.0559     $          6.33
                                                    ==================  =================   =================  ==================

See notes to financial statements.

Certain 2002 information has been changed to conform to the 2003 presentation.

                          ML PRINCIPAL PROTECTION L.P.
                          -----------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------
                 For the nine ended September 30, 2003 and 2002
                 ----------------------------------------------
                                   (unaudited)

                                                 GENERAL           LIMITED
                                UNITS            PARTNER           PARTNERS              TOTAL
                           -----------------  --------------   -----------------  --------------------
PARTNERS' CAPITAL,
  December 31, 2001                 191,545     $   233,900      $   21,071,380     $      21,305,280

Net income                                -          14,604           1,113,003             1,127,607

Redemptions                         (34,107)              -          (3,861,351)           (3,861,351)

Distributions                             -          (2,335)           (185,968)             (188,303)
                           -----------------  --------------   -----------------  --------------------

PARTNERS' CAPITAL,
  September 30, 2002                157,438     $   246,169      $   18,137,064     $      18,383,233
                           =================  ==============   =================  ====================

PARTNERS' CAPITAL,
  December 31, 2002                 149,307     $   185,021      $   17,255,541     $      17,440,562

Conversion of shares             14,633,051              59               5,440                 5,499

Net income                                -           8,390             770,870               779,260

Redemptions                      (2,097,321)              -          (2,558,002)           (2,558,002)

Distributions                             -            (653)            (61,634)              (62,287)
                           -----------------  --------------   -----------------  --------------------

PARTNERS' CAPITAL,
  September 30, 2003             12,685,037     $   192,817      $   15,412,215     $      15,605,032
                           =================  ==============   =================  ====================

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                        (A Delaware Limited Partnership)
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of September 30, 2003, and the results of its operations for the three and nine months ended September 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.    INVESTMENTS

      As of September 30, 2003 and December 31, 2002, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $15,605,032 and $16,280,408, respectively. As of September 30, 2003, and December 31, 2002, the Partnership's percentage ownership share of MM LLC was 10.74% and 9.39%, respectively.

      Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                SEPTEMBER 30,             DECEMBER 31,
                                    2003                      2002
                                (UNAUDITED)
                         -------------------------- --------------------------
      Assets              $            147,335,111   $            177,485,585
                         ========================== ==========================

      Liabilities         $              1,981,845   $              4,031,107
      Members' Capital                 145,353,266                173,454,478
                         -------------------------- --------------------------

      Total               $            147,335,111   $            177,485,585
                         ========================== ==========================

                            FOR THE THREE MONTHS       FOR THE THREE MONTHS       FOR THE NINE MONTHS        FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30, 2003   ENDED SEPTEMBER 30, 2002   ENDED SEPTEMBER 30, 2003   ENDED SEPTEMBER 30, 2002
                                (UNAUDITED)                (UNAUDITED)                (UNAUDITED)                (UNAUDITED)
                         -------------------------- -------------------------- -------------------------- --------------------------
      Revenues            $                421,491   $              9,813,392   $             10,962,893   $             13,871,769

      Expenses                           1,528,145                  3,513,739                  6,582,622                  8,472,745
                         -------------------------- -------------------------- -------------------------- --------------------------

      Net Income          $             (1,106,654)  $              6,299,653   $              4,380,271   $              5,399,024
                         ========================== ========================== ========================== ==========================

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

      After the series consolidation, the brokerage commission rate was reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

      At September 30, 2003 and December 31, 2002, the Net Asset Values of the different series of Units were:

      September 30, 2003
      (unaudited)

                                                                     NET ASSET VALUE
                             NET ASSET VALUE    NUMBER OF UNITS          PER UNIT
                            -----------------  -----------------   -------------------
      Series A 2003 Units    $  13,271,843       12,664,283.0000        $1.0480
      Series G Units               469,234            4,454.0300        $105.35
      Series H Units               472,743            4,863.3650         $97.20
      Series O Units               594,092            4,803.7419        $123.67
      Series P Units               239,631            1,899.0000        $126.19
      Series Q Units                76,193              653.2408        $116.64
      Series R Units               424,875            3,606.0000        $117.82
      Series S Units                56,421              475.0000        $118.78
                            -----------------  ------------------
                             $  15,605,032       12,685,037.3777
                            =================  ==================

      December 31, 2002

                        NET ASSET VALUE    NUMBER OF UNITS     NET ASSET VALUE
                       -----------------  ------------------  -------------------
      Series A Units    $     4,554,926         37,329.0000        $122.02
      Series B Units            361,036          3,079.0000        $117.26
      Series C Units            754,685          6,550.0000        $115.22
      Series D Units          2,324,762         20,741.0000        $112.09
      Series E Units          1,327,640         11,951.4800        $111.09
      Series F Units            829,625          7,711.3400        $107.58
      Series G Units            585,224          5,508.0300        $106.25
      Series H Units            547,940          5,390.6650        $101.65
      Series K Units          2,302,631         18,619.0000        $123.67
      Series L Units          1,390,508         11,536.2800        $120.53
      Series M Units            726,816          5,946.4607        $122.23
      Series N Units            207,135          1,757.6778        $117.85
      Series O Units            624,977          5,288.7419        $118.17
      Series P Units            228,921          1,899.0000        $120.55
      Series Q Units            185,883          1,667.9408        $111.44
      Series R Units            433,969          3,856.0000        $112.54
      Series S Units             53,884            475.0000        $113.44
                       -----------------  ------------------
                        $    17,440,562        149,306.6162
                       =================  ==================

4.    ANNUAL DISTRIBUTIONS

      The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. As of September 30, 2003 the Partnership has made the following distributions:

                        DISTRIBUTION      FIXED-RATE     DISCRETIONARY
              SERIES        DATE         DISTRIBUTION    DISTRIBUTION
          -----------  ---------------  --------------  ---------------
      2003
      ----
           Series F         01/01/2003       $   3.50         $      -
           Series G         04/01/2003           3.50                -
           Series H         07/01/2003           3.50                -

      2002
      ----
           Series B         01/01/2002       $   3.50         $      -
           Series C         04/01/2002           3.50                -
           Series D         07/01/2002           3.50                -
           Series E         10/01/2002           3.50                -
           Series F         01/01/2002           3.50                -
           Series G         04/01/2002           3.50                -
           Series H         07/01/2002           3.50                -

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations


                   MONTH-END NET ASSET VALUE PER SERIES A UNIT

           JAN.        FEB.         MAR.        APR.        MAY         JUN.        JUL.        AUG.        SEP.
-------------------------------------------------------------------------------------------------------------------
 2002   $109.41 (a) $106.60 (a) $108.32 (a) $106.88 (a) $108.25(a)  $112.26 (a) $114.29 (a) $119.93 (a) $121.70 (a)
-------------------------------------------------------------------------------------------------------------------
 2003   $1.0331 (b) $1.0654 (b) $1.0196 (b) $1.0262 (b) $1.0790 (b) $1.0620 (b) $1.0472 (b) $1.0434 (b) $1.0480 (b)
-------------------------------------------------------------------------------------------------------------------

(a) After reduction of $29.50 per Series A Unit distributions from inception to date.

(b) After series consolidation on January 1, 2003.

Performance Summary

All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

January 1, 2003 to September 30, 2003
-------------------------------------

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

The stock index sector posted gains for the quarter. Gains were generated in short-term trading in the U.S. and Europe, primarily the S&P 500 and selected European indices. Overall exposure to the sector remained relatively light.

The energy markets posted losses for the quarter. The markets in April and May were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production in Iraq was not being resumed as initially estimated even though the destruction of their oilfields was smaller than expected. The SARS epidemic was expected to reduce the demand for jet fuel, which the markets extrapolated to affect crude oil prices. Natural gas was very volatile during June.

Trading in agricultural commodities had losses for the quarter. Gains in April, mainly from soybeans, which rallied due to revised crop estimates and weather overseas, were overshadowed by losses in May and June due to changes in crop estimates and a volatile livestock market. Losses were posted in livestock, oil seed and grains.

The metals sector generated the greatest losses for the Partnership this quarter. Short positions in base metals and precious metals contributed to losses in the sector. Gold generated losses in June reacting to the U.S. dollar sell off.

July 1, 2003 to September 30, 2003

For the third quarter, gains were generated in the metals, agricultural commodities, interest rates and the stock indices sectors, while the currencies and energy sectors posted losses.

The metals sector posted the highest gain for the third quarter. Long positions in the metals particularly in gold and nickel made significant price movements to the upside. At the closing of the third quarter both the industrial and metal complex sectors benefited from increases in valuation.

The agricultural sector posted a gain for the third quarter. At the beginning of the third quarter, short exposure in corn generated strong profits as the U.S. government forecasts reported a record crop for this year. Supply and demand continued to drive the cattle market as prices rose sharply in the beginning of the third quarter. The middle of the third quarter grain markets exhibited a large price move as soybeans and corn rallied 16% and 14%, respectively. Weather drove prices up due to very little rain in the Midwest, where the majority of the U.S. crops grow. Trend-followers covered their short exposure to these markets and, by the middle of the quarter, went long, managing to recoup some of the losses. By the end of the third quarter, supply concerns drove the corn and soybean markets due to the fact the USDA reported a better than expected yield on corn and low yields on soybeans. Managers that were short corn took advantage of the decrease in price due to the high yields. Due to the USDA announcement regarding low soybean yields and low soybean harvest results, the price of soybean rallied by 13.8%. Most of the fundamental and systematic managers were able to profit from these developments.

The interest rate sector posted a small gain for the third quarter. At the beginning of the third quarter, the U.S. bond market suffered losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but outperformed the U.S. Profits were generated in the U.S. segment of the portfolio, primarily in the ten-year note, but negative performance from global bonds outweighed these gains. During the middle of the third quarter, interest rates posted a gain due to the massive sell-off in bonds during July which seemed to have found a base during the month of August. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows. Japanese Government Bonds lost five figures during this period with interest rates on hold at the short end of the curve in Europe and in the U.S. Trading was characterized by small ranges, which generated losses and Japanese Government Bond exposure outweighed moderate losses across other global fixed income markets. At the end of the third quarter, short positions in the ten year and 30 year sector of the U.S. bond market generated losses, as yields dropped from 4.46% to 3.94% on the ten year.

The stock index sector posted the smallest gain for the third quarter. At the beginning of the third quarter, the equities were fairly quiet with strong gains being generated in trading global stock indices, primarily the Nikkei
225. During the middle of the quarter, the losses in the S&P 500 and Dow Jones futures outweighed gains in other markets. However, the Japanese Nikkei was the star performer as it gained over 8% on strong economic numbers.

The currency sector posted a loss for the third quarter. At the beginning of the third quarter, the U.S. dollar appreciated relative to other currencies with losses being experienced in most positions specifically, the Australian dollar, the Canadian dollar and the British pound. Large reversals occurred in these carry-trades, as markets focused attention on economic fundamentals rather than yield differentials. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. The third quarter ended with the G-7 summit directing the market to the idea that a weak U.S. dollar is important to global trade balance causing losses on trades with the U.S. dollar.

The energy sector posted a loss for the third quarter. OPEC maintained their output targets, demonstrating that they are comfortable with energy prices near the high end of the range. During the middle of the quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated in trading unleaded gas and crude oil, only to be reversed in September. Many of the systematic managers had difficulties trading crude oil in the last part of the third quarter as the price dropped from a high of $31.40 on September 3rd to a low of $26.65 on September 19th. This caused many managers to flip positions from long to short and incurred losses.


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

The metals sector sustained slight losses for the quarter. In June, the uptrend in gold and silver reversed and losses were sustained on a long position eliminating profits earned earlier in the quarter.

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

The energy sector pulled in positive performance despite choppy market conditions throughout the quarter. Crude oil led the gains as continued talk of military action against Iraq built a risk premium into prices.

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner's Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

             (a)  Exhibits
                  --------

           There are no exhibits required to be filed with this report.

             (b)  Reports on Form 8-K
                  -------------------

           There were no reports on Form 8-K filed during the first nine months of fiscal 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ML PRINCIPAL PROTECTION L.P.
                                             ----------------------------


                                             By: MERRILL LYNCH INVESTMENT
                                                 MANAGERS LLC
                                                   General Partner


Date: November 14, 2003                  By /s/ FABIO P. SAVOLDELLI
                                            ------------------------
                                         Fabio P. Savoldelli
                                         Executive Vice President, Chief
                                         Investment Officer and Managing
                                         Director - Alternative Strategies
                                         Division
                                         (Principal Executive Officer)


Date:  November 14, 2003                 By /s/ PATRICK HAYWARD
                                            -------------------
                                         Patrick Hayward
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)

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


Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                 AS ADOPTED TO
                                 -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Fabio P. Savoldelli certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: November 14, 2003

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

Date: November 14, 2003

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

                                 EXHIBIT 99 (a)

                                  AS ADOPTED TO
                                  -------------
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report fully complies with the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: November 14, 2003

----------------------
By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)