Form 10-K
period 2003-12-31
ML PRINCIPAL PROTECTION LP
filed 2004-03-30
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2003
                                       or
                  / / Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number: 0-25000

                          ML PRINCIPAL PROTECTION L.P.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                    13-3750642 (REGISTRANT)
----------------------------------                     -----------------------
  (State or other jurisdiction of                           (I.R.S. Employer
  incorporation or organization)                           Identification No.)

                    C/O MERRILL LYNCH INVESTMENT MANAGERS LLC
                                  222 BROADWAY
                                   27TH FLOOR
                             NEW YORK, NY 10038-2510
                    (Address of principal executive offices)

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

                                                                  Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act)

                                                                  Yes / / No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 2004, limited partnership units with an aggregate value of $15,331,536 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2003 Annual Report and Independent Auditors' Report," the annual report to security holders for the fiscal year ended December 31, 2003, is incorporated by reference into Part II, Item 8 and Part IV hereof and filed as an Exhibit herewith. The annual report is available free of charge by contacting Alternative Investments Client Services at 1-800-765-0995.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K


                                TABLE OF CONTENTS


                                      PART I                                                                 PAGE

Item 1.   Business............................................................................................1

Item 2.   Properties..........................................................................................7

Item 3.   Legal Proceedings...................................................................................7

Item 4.   Submission of Matters to a Vote of Security Holders.................................................7


                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............................8

Item 6.   Selected Financial Data............................................................................10

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations..............13

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.........................................18

Item 8.   Financial Statements and Supplementary Data........................................................18

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............18

Item 9A.  Controls and Procedures............................................................................19


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.................................................19

Item 11.  Executive Compensation.............................................................................20

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related
          Stockholder Matters................................................................................21

Item 13.  Certain Relationships and Related Transactions.....................................................21

Item 14.  Principal Accountant Fees and Services.............................................................23

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................24

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

                  Merrill Lynch Investment Mangers, LLC ("MLIM LLC") is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S") is the Partnership's commodity broker. Prior to February 28, 2003, the general partner of the Partnership was MLIM Alternative Strategies LLC ("MLIM AS LLC"). On February 28, 2003, MLIM AS LLC assigned the general partnership interest and the management authority to MLIM LLC as part of an internal Merrill Lynch reorganization.

                  Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by MLIM LLC allocate their assets to a number of the same independent advisors (the "Advisors"). MLIM LLC consolidated the trading accounts of nine of its Multi-Advisor Funds as of June 1, 1998. The consolidation was achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in ML Multi-Manager Portfolio LLC, a Delaware limited liability company, ("MM LLC") which opened a single account with each Advisor selected. On September 1, 2000, the Partnership joined MM LLC in a similar manner along with another Multi-Advisor Fund sponsored by MLIM LLC. MM LLC has been managed by MLIM AS LLC, and is now being managed by MLIM LLC, has no investors other than the Multi-Advisor Funds and serves solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership; therefore, the following notes also relate to the operation of the Partnership through its investment in MM LLC. The administrative authority over the Partnership remains with MLIM LLC. MLIM LLC, on an ongoing basis, may change the number of Multi-Advisor Funds investing in MM LLC.

                  The Units were sold in separate Series, each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in MM LLC.

                  Only the assets attributable to each Series of Units allocated to trading are allocated to the Advisors for management through MM LLC.

                  As of December 31, 2003, the Partnership's capitalization was $15,441,696 and the Net Asset Value per Series A 2003 Unit (the combined initial Series of Units), originally $1.000 as of January 1, 2003, had risen to $1.1015.

                  Through December 31, 2002, the highest month-end Net Asset Value of a Series A Unit before combination was $151.52 (adding back $29.50 in Distributions) (December 31, 2002) and the lowest was $101.04 (December 31,
1994).

                  From January 1, 2003 through December 31, 2003, the highest month-end Net Asset Value of a Series A Unit was $ 1.1015 (December 31,2003) and the lowest was $1.0196 (March 31, 2003).

                  The outstanding Series of Units, which have not reached the Principal Assurance Date, as defined below, are entitled to fixed-rate annual distributions and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

                  The Partnership is a "principal protected" commodity pool. Merrill Lynch provides the guarantee described below under Item 1(c), "Narrative Description of Business -- Merrill Lynch's 'Principal Protection' Undertaking to the Partnership" that all Units of any given Series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect Merrill Lynch from any liability under its guarantee, MLIM LLC imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Partnership's assets in the Partnership rather than investing such assets in MM LLC for allocation to trading. If the Net Asset Value per Unit of a Series declines to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIM LLC would terminate trading with respect to such Series altogether in order to ensure that Merrill Lynch incurred no financial obligation to the Partnership under Merrill Lynch's guarantee of the minimum
Net Asset Value per Unit of such Series. The Principal Assurance Dates for Series A through R came to term on or before December 31, 2003 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay annual distributions.

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

                  MERRILL LYNCH'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

                  Merrill Lynch agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any). It is not a guarantee against the loss of the time value of such investment or a guarantee of profit. The Principal Assurance Dates for Series A through R came to term on or before December 31, 2003, respectively and were not renewed. The above Series Units remain outstanding, with 100% of its assets allocated to trading, without any "principal protection" feature and no longer pay annual distributions.

                  OPERATION OF A SERIES AFTER ITS PRINCIPAL ASSURANCE DATE

                  MLIM LLC may determine to dissolve a Series as of its Principal Assurance Date, to extend the Merrill Lynch guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by Merrill Lynch) or to continue to operate such Series without a "principal protection" feature. Series A through R continue to operate without the "principal protection" feature. The Series S Principal Assurance Date is March 31, 2004 and is also expected to not be renewed.

                  CONSOLIDATION OF SERIES

                  MLIM LLC after making the previously announced distributions for Series F and prior to the opening of business on January 2, 2003, consolidated those series that had come to term on or before December 31, 2002 (Series A through F and K through N) into a new series, Series A 2003, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units was equal to the aggregate Net Asset Value of their original Units as of December 31, 2002. The consolidation had no economic effect on the investors. MLIM LLC contributed $5,499 to the Partnership, the amount necessary due to the effects of rounding, to insure all investors received Units equal in value to their original holdings at December 31, 2002. The issuance of the new series was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The following is a listing of the number of new Series A 2003 Units each investor received for each Unit of their original series holding.

SERIES   NUMBER OF UNITS
------   ---------------
A        122.021960
B        117.269077
C        115.242141
D        112.085339
E        111.088709
F        104.084994
K        123.799970
L        120.674078
M        122.310644
N        117.973383

                  Immediately following the distribution announcement and prior to the opening of business on January 2, 2004, Series G, H, and O through R, those series that had come to term on or before December 31, 2003, but after December 31, 2002, were consolidated into a new series, Series 2004, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2003. The consolidation had no adverse economic effect on the investors. MLIM LLC contributed $314 to the Partnership, the amount necessary due to the effects of rounding to insure all investors received Units equal in value to their original holdings at December 31, 2003. The issuance of the new series was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The following is a list of the number of new Units each investor received of Series 2004 for each Unit of their original series holding.

              NUMBER
SERIES        OF UNITS
------        --------
G              110.859969
H              102.336331
O              129.904347
P              132.546751
Q              122.531124
R              123.779041

                  USE OF PROCEEDS AND INTEREST INCOME

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

                  MARKET TYPES.

                  The Partnership trades, through MM LLC, on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

                  INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS

                  All of the Partnership's U.S. dollar assets are invested in MM LLC and maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credits MM LLC with interest at the prevailing 91-day U.S. Treasury bill rate. MM LLC is credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch pays to MM LLC, from possession of such assets.

                  Merrill Lynch charges the Partnership through MM LLC, Merrill Lynch's cost of financing realized and unrealized losses on MM LLC's non-U.S. dollar-denominated positions.

         CHARGES

                  The following table summarizes the charges incurred by the Partnership during 2003, 2002, and 2001 through MM LLC.

                                2003                           2002                           2001
                     -----------------------------------------------------------------------------------------
                                    % OF AVERAGE                   % OF AVERAGE                   % OF AVERAGE
                        DOLLAR        MONTH-END        DOLLAR        MONTH-END        DOLLAR      MONTH-END
    CHARGES             AMOUNT       NET ASSETS        AMOUNT       NET ASSETS        AMOUNT      NET ASSETS
--------------------------------------------------------------------------------------------------------------
Brokerage            $  1,166,016        7.01%      $  1,142,131       6.03%       $  1,351,049      5.68%
Commissions
Administrative Fee         40,027        0.24%            38,071       0.20%             45,035      0.19%
Profit Shares             437,466        2.63%           273,852       1.45%            250,522      1.05%
                     -----------------------------------------------------------------------------------------
Total                $  1,643,509        9.88%      $  1,454,054       7.68%       $  1,646,606      6.92%
                     =========================================================================================

                  The Partnership's average month-end Net Assets during 2003, 2002, and 2001 equaled $16,639,849, $18,933,468, and $23,799,347, respectively.

                  During 2003, 2002 and 2001, the Partnership earned directly or through its investment in MM LLC $180,856, $364,235, and $847,680 in interest income, or approximately 1.09%, 1.92%, and 3.56%, respectively, of the Partnership's average month-end Net Assets.

                  DESCRIPTION OF CURRENT CHARGES

RECIPIENT              NATURE OF PAYMENT             AMOUNT OF PAYMENT
---------              -----------------             -----------------
MLPF&S                 Brokerage Commissions         A flat-rate monthly commission of up to 0.625
                                                     of 1% (a 7.5% annual rate) of the Partnership's
                                                     month-end assets committed to trading.

                                                     During 2003, 2002 and 2001, the Partnership
                                                     paid round-turn commissions through its
                                                     investment in MM LLC. The estimated aggregate
                                                     round turn commission rate for MM LLC for the
                                                     year ended December 31, 2003, 2002 and 2001 was
                                                     $53, $59, and $64, respectively.

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

                  The Partnership's offices are the offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs all administrative services for the Partnership from MLIM LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

   Merrill Lynch, a partner of MLIM, which is the sole member of MLIM LLC, as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

                  Neither MLIM LLC itself nor the Partnership has ever been the subject of any material litigation.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 5(a)

         (a)      MARKET INFORMATION:

                  There is no established public trading market for the Units, nor is it anticipated that one will develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date are not entitled to any benefits under the Merrill Lynch, Inc. guarantee.

         (b)      HOLDERS:

                  As of December 31, 2003, there were 748 holders of Units, including MLIM LLC.

         (c)      DIVIDENDS:

                  For Series issued on or prior to May 1, 1997, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. MLIM LLC may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units. For those Series whose principal protection feature has not been renewed, currently Series A through R, the annual fixed rate distribution has been terminated.

As of December 31, 2003, 2002 and 2001, the Partnership had made the following distributions:

                            DISTRIBUTION      FIXED-RATE      DISCRETIONARY
                  SERIES        DATE         DISTRIBUTION     DISTRIBUTION
      ------------------- ----------------  ---------------  ---------------
2003
-------
                Series F        01/01/2003       $     3.50         $      -
                Series G        04/01/2003             3.50                -
                Series H        07/01/2003             3.50                -

  2002
-------
                Series B        01/01/2002       $     3.50         $      -
                Series C        04/01/2002             3.50                -
                Series D        07/01/2002             3.50                -
                Series E        10/01/2002             3.50                -
                Series F        01/01/2002             3.50                -
                Series G        04/01/2002             3.50                -
                Series H        07/01/2002             3.50                -

  2001
-------
                Series A        10/01/2001       $     3.50                -
                Series B        01/01/2001             3.50                -
                Series C        04/01/2001             3.50                -
                Series D        07/01/2001             3.50                -
                Series E        10/01/2001             3.50                -
                Series F        01/01/2001             3.50                -
                Series G        04/01/2001             3.50                -
                Series H        07/01/2001             3.50                -

                  The Partnership does not make any distributions on any Series of Unit issued subsequent to May 1, 1997.

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
PLANS:

                  Not applicable.

         (e)      RECENT SALES OF UNREGISTERED SECURITIES;

                  See Item 1(c ) "Business-Narrative Description of Business-Consolidation of Series".

ITEM 5(b)
                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

                                FOR THE YEAR     FOR THE YEAR    FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                    ENDED            ENDED           ENDED           ENDED            ENDED
                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA               2003             2002            2001            2000             1999
----------------------------------------------------------------------------------------------------------------
Revenues:

Trading Profit (Loss)
     Realized                   $   3,053,369    $   1,544,945   $   2,827,944    $     388,404    $   1,318,041
     Change in Unrealized             (28,995)         404,007      (1,336,518)       1,082,050         (809,172)
     Settlement Proceeds                    -          308,142               -                -                -
                                --------------------------------------------------------------------------------
     Total Trading Results          3,024,374        2,257,094       1,491,426        1,470,454          508,869
                                --------------------------------------------------------------------------------

Interest Income                       180,856          364,235         847,680        1,936,380        3,263,074
                                --------------------------------------------------------------------------------
     Total Revenues                 3,205,230        2,621,329       2,339,106        3,406,834        3,771,943
                                --------------------------------------------------------------------------------

Expenses:
     Brokerage Commissions          1,166,016        1,142,131       1,351,049        1,923,409        3,969,972
     Administrative Fees /1/           40,027           38,071          45,035           71,476          159,099
     Profit Shares                    437,466          273,852         250,522          270,203          265,734
                                --------------------------------------------------------------------------------
     Total Expenses                 1,643,509        1,454,054       1,646,606        2,265,088        4,394,805
                                --------------------------------------------------------------------------------

Net Income (Loss) Before
Minority Interest                   1,561,721        1,167,275         692,500        1,141,746         (622,862)
Minority Interest in (Income)
Loss /1/                                    -                -               -          (48,173)          14,666
                                --------------------------------------------------------------------------------
Net Income (Loss)               $   1,561,721    $   1,167,275   $     692,500    $   1,093,573    $    (608,196)
                                ================================================================================

The above selected financial data has been derived from the audited financial statements of the Partnership:

                                DECEMBER 31,     DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
BALANCE SHEET DATA                  2003             2002            2001            2000              1999
----------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value
   (Series A-S)                 $  15,441,696    $  17,440,562   $  21,305,280    $  26,698,851    $  41,682,768
                                -------------    -------------   -------------    -------------    -------------
Net Asset Value per Unit

   Series A 2003                      $1.1015              n/a             n/a              n/a              n/a
   Series A                               n/a          $122.02(3)      $112.51(4)       $113.23(5)       $111.64(6)
   Series B                               n/a          $117.26(3)      $111.80(4)       $111.96(5)       $110.83(6)
   Series C                               n/a          $115.22(3)      $107.78(4)       $107.87(5)       $106.45(6)
   Series D                               n/a          $112.09(3)      $106.95(4)       $107.16(5)       $106.98(6)
   Series E                               n/a          $111.09(3)      $108.39(4)       $108.67(5)       $107.36(6)
   Series F                               n/a          $107.58(3)      $107.16(4)       $107.43(5)       $106.12(6)
   Series G                           $110.82(2)       $106.25(3)      $105.91(4)       $106.12(5)       $104.76(6)
   Series H                           $102.33(2)       $101.65(3)      $104.16(4)       $104.40(5)       $103.60(6)
   Series K                               n/a          $123.67         $117.09          $114.12          $107.85
   Series L                               n/a          $120.53         $114.12          $111.23          $105.10
   Series M                               n/a          $122.23         $115.73          $112.79          $106.61
   Series N                               n/a          $117.85         $111.59          $108.74          $102.77
   Series O                           $129.90          $118.17         $111.91          $109.07          $103.09
   Series P                           $132.55          $120.55         $114.15          $111.28          $105.19
   Series Q                           $122.52          $111.44         $105.53          $102.89           $97.27
   Series R                           $123.76          $112.54         $106.57          $103.39           $98.33
   Series S                           $124.76          $113.44         $107.41          $104.76           $99.20

         (1) MLIM AS LLC was general partner of the ML Principal Protection Trading LP ("the Trading Partnership") before it was dissolved. Because the Partnership owned substantially all of the Trading Partnership prior to January 1, 2001, Trading Partnership activities are referred to as Partnership activities in this Report. The minority interest represents MLIM AS LLC's share, as general partner of the Trading Partnership, of the Trading Partnership's profit or loss.

         (2) Net of aggregate distribution of $28.00 per unit on Series G Units and $28.00 on Series H Units.

         (3) Net of aggregate distribution of $29.50 per unit on Series A Units, $31.50 on Series B Units, $28.50 on Series C Units, $26.50 on Series D Units, $26.50 on Series E Units, $24.75 on Series F Units, $24.50 on Series G Units and $24.50 on Series H Units.

         (4) Net of aggregate distribution of $29.50 per unit on Series A Units, $28.00 on Series B Units, $25.00 on Series C Units, $23.00 on Series D Units, $23.00 on Series E Units, $21.25 on Series F Units, $21.00 on Series G Units and $21.00 on Series H Units.

         (5) Net of aggregate distribution of $26.00 per unit on Series A Units, $24.50 on Series B Units, $21.50 on Series C Units, $19.50 on Series D Units, $19.50 on Series E Units, $17.75 on Series F Units, $17.50 on Series G Units and $17.50 on Series H Units.

         (6) Net of aggregate distribution of $22.50 per unit on Series A Units, $21.00 on the Series B Units, $18.00 on the Series C Units, $16.00 on the Series D Units, $16.00 on the Series E Units, $14.25 on the Series F Units, $14.00 on the Series G Units and $14.00 on the Series H Units.

                          ML PRINCIPAL PROTECTION L.P.
                                DECEMBER 31, 2003

    TYPE OF POOL: Multi-Advisor; Selected Advisor/Publicly-Offered/"Principal
                                  Protected"(1)
                     INCEPTION OF TRADING: October 12, 1994
                      AGGREGATE SUBSCRIPTIONS: $164,976,175
                       CURRENT CAPITALIZATION: $15,441,696
                   WORST MONTHLY DRAWDOWN:(2) (4.04)% (03/03)
             WORST PEAK-TO-VALLEY DRAWDOWN:(3) (7.88)% (11/01-2/02)

--------------------------------------------------------------------
                      MONTHLY RATES OF RETURN(4)
--------------------------------------------------------------------
MONTH              2003       2002       2001       2000       1999
--------------------------------------------------------------------
January             3.09%     (2.17)%    (0.32)%     1.11%     (1.09)%
--------------------------------------------------------------------
February            2.93      (1.90)      0.92      (0.38)      0.84
--------------------------------------------------------------------
March              (4.04)      1.21       3.76      (0.87)     (0.52)
--------------------------------------------------------------------
April               0.62      (0.97)     (2.08)     (1.50)      1.17
--------------------------------------------------------------------
May                 4.95       1.00      (0.55)      0.72      (1.30)
--------------------------------------------------------------------
June               (1.52)      2.85       0.22      (1.21)      1.19
--------------------------------------------------------------------
July               (1.40)      1.56       0.04      (1.11)      0.20
--------------------------------------------------------------------
August             (0.37)      3.41       0.61       0.76      (0.02)
--------------------------------------------------------------------
September           0.43       1.29       0.84      (2.21)     (0.91)
--------------------------------------------------------------------
October             2.39      (1.83)      3.52       0.39      (2.90)
--------------------------------------------------------------------
November           (0.08)     (0.27)     (4.00)      4.75       1.60
--------------------------------------------------------------------
December            2.74       2.41      (0.01)      4.74       1.00
--------------------------------------------------------------------
Compound Annual
Rate of Return      9.85%      6.59%      2.75%      5.02%     (0.83)%
--------------------------------------------------------------------

                 Rates of Return are presented on a composite, not a Series-by-Series, basis.

                                   ----------

                  All Units issued on or prior to May 1, 1997 commenced trading with 60%, and Units issued after May 1, 1997 with 75%, of their assets allocated to trading. Beginning May 1, 1998, all Units issued after May 1, 1997 have initially allocated their assets to trading.

                                   ----------

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" Partnership is defined as one that allocates no more than 25% of its Trading Assets to any single manager. The Partnership does not currently allocate more than 25% of its Trading Assets to any single Advisor but may do so in the future; consequently, it is referred to as a"Multi-Advisor; Selected Advisor" Partnership. Certain funds, including funds sponsored by MLIM LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Merrill Lynch Guarantee and MLIM LLC related deleveraging of the Partnership's trading provides the "Principal Protection" feature of the Partnership. The "Principal Protection" feature no longer applies to Series A through R as of December 31, 2003.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 1999; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return since January 1, 1999 without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

--------------------------------------------------------------------------------
MONTH-END NET ASSET VALUE PER SERIES A UNIT (SERIES A 2003 AFTER JANUARY 1, 2003)
--------------------------------------------------------------------------------
          JAN.       FEB.       MAR.        APR.        MAY        JUNE
--------------------------------------------------------------------------------
1999  $114.49/a/  $115.86/a/  $114.86/a/  $116.14/a/  $114.75/a/  $116.00/a/
--------------------------------------------------------------------------------
2000  $112.80/b/  $112.46/b/  $111.61/b/  $110.11/b/  $110.85/b/  $109.67/b/
--------------------------------------------------------------------------------
2001  $112.97/c/  $113.94/c/  $117.81/c/  $115.64/c/  $115.09/c/  $115.36/c/
--------------------------------------------------------------------------------
2002  $109.41/d/  $106.60/d/  $108.32/d/  $106.88/d/  $108.25/d/  $112.26/d/
--------------------------------------------------------------------------------
2003  $1.0331     $1.0654     $1.0196     $1.0262     $1.0790     $1.0620
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
MONTH-END NET ASSET VALUE PER SERIES A UNIT (SERIES A 2003 AFTER JANUARY 1, 2003)
--------------------------------------------------------------------------------
         JULY       AUG.       SEPT.        OCT.       NOV.        DEC.
--------------------------------------------------------------------------------
1999   $116.26/a/  $116.28/a/ $115.41/b/  $109.03/b/  $110.61/b/ $111.64/b/
--------------------------------------------------------------------------------
2000   $108.61/b/  $109.41/b/ $107.25/b/  $104.16/c/  $108.59/c/ $113.23/c/
--------------------------------------------------------------------------------
2001   $115.43/c/  $116.10/c/ $117.02/c/  $118.36/d/  $112.55/d/ $112.51/d/
--------------------------------------------------------------------------------
2002   $114.29/d/  $119.93/d/ $121.70/d/  $119.18/d/  $118.81/d/ $122.02/d/
--------------------------------------------------------------------------------
2003   $1.0472     $1.0434    $1.0480     $1.0729     $1.0721    $1.1015
--------------------------------------------------------------------------------

/a/ After reduction for the first, second and third annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1998.
/b/ After reduction for the first, second, third and fourth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1999.
/c/ After reduction for the first, second, third, fourth and fifth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2000.
/d/ After reduction for the first, second, third, fourth, fifth and sixth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2001.

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

                  MLIM LLC has made frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Partnership's assets committed to trading. All Series of Units trade under the direction of the same Advisor allocation and combination, and may be changed from time to time by MLIM LLC.

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

         General

                  A number of the Advisors are trend following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are evaluated. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. These technical traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

                  If a trend-following Advisor's models identify a trend, they signal positions, which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, these Advisors' programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership's positions while retaining most of the profits made from following the trend.

                  In analyzing the performance of trend-following programs, economic conditions, political events, weather factors, etc. are not directly relevant because only market data has any input into trading results. Furthermore, there is no direct connection between particular market conditions and price trends. There are so many influences on the markets that the same general type of economic event may lead to a price trend in some cases but not in others. The analysis is further complicated by the fact that the programs are designed to recognize only certain types of trends and to apply only certain criteria of when a trend has begun. Consequently, even though significant price trends may occur, if these trends are not comprised of the type of intra-period price movements, which the programs are, designed to identify, a trend-following Advisor may miss the trend altogether.

                  In the case of the Advisors who implement strategies, which rely more on discretion and market judgment, it is not possible to predict, from their performance during past market cycles, how they will respond to future market events.

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

2003

                           During 2003 all of the Partnership's assets were
invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2003 describes the trading results for MM LLC during the year.

         The Partnership's overall trading performance was successful with trading in the currency sector proving to be the most profitable. The Partnership experienced gains in all sectors.

         The currency sector had the most significant gains for the year. The weakening U.S. dollar continued to decline as it has for over a year and the Partnership was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, on hopes that the war with Iraq would be short, the U.S. dollar strengthened and returned some of the profits earned early in the year. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits. During the middle of the third quarter, the U.S. dollar appreciated relative to the European currencies. In the fourth quarter the U.S. dollar declined against other major currencies, as concerns over the widening trade deficits persisted. Gains in trading the Australian dollar and Euro outweighed smaller losses in other markets during the fourth quarter.

         Trading in stock indices posted a gain for the year. The market was choppy throughout the year making trading difficult. The Partnership was able to realize some gains in January on short positions as most indices recorded three-month lows. At the beginning of the third quarter, the equities were fairly quiet with strong gains being generated in trading global stock indices, primarily the Nikkei 225. During the middle of the third quarter, the losses in the S&P 500 and Dow Jones futures outweighed gains in other markets. However, the Japanese Nikkei was the strongest performer as it gained over 8% on strong economic numbers. In December, a profit was posted as long exposure to global equities from momentum based models performed well as equities closed the year out with positive performance. The main drives to performance in this sector were the DAX and the S&P500.

         The metals sector was also profitable for the year. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was a main driver for the gold market in January. Gold generated losses in March through June as gold's appeal as a safe investment diminished. At the closing of the third quarter, both the industrial and metal complex sectors benefited from increases in valuation. In November, gold rallied and prices reached a six-year high and was one of the main drivers of performance for the sector. The year ended with strong physical demand from Asia accelerating the up trend in base metals, particularly, nickel and copper, which benefited our long exposure to these markets.

         Interest rate futures were profitable for the year. Significant gains in February and May as well as in July due to the massive sell-off in bonds, offset losses throughout the remainder of the year. U.S. and European bonds rallied until the beginning of the third quarter when the U.S. bond market suffered losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but generally outperformed U.S. bonds during such period. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows. Trading conditions remain choppy in this sector and overall exposure continues to remain low, since no clear trends have emerged at the end of the year.

         Energy was a profitable sector for the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March. The markets in April and May were dominated by the developments in the Middle East, especially OPEC's reaction to the developments in Iraq. Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected. Natural gas was very volatile during June. During the middle of the third quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated trading unleaded gas and crude oil, only to be reversed in September. The year ended with losses posted in the fourth quarter primarily due to milder weather in the U.S., which lead to a downward trend in natural gas. Prices were volatile after the arrest of Saddam Hussein and by a potential increase of OPEC quotas.

         Trading in agricultural commodities posted small gains for the year. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low. Gains in April, mainly from soybeans, which rallied due to revisions in crop estimates and weather overseas, were overshadowed by losses in May and June due to changes in crop estimates and a volatile livestock market. In the beginning of the third quarter, short exposure in corn generated strong profits as the U.S. government forecasted a record crop for this year. Supply and demand continued to drive the cattle market as prices rose sharply in the beginning of the third quarter. Weather drove prices up due to very little rain in the Midwest, where a substantial portion of the U.S. crops grow. By the end of the third quarter, supply concerns drove the corn and soybean markets due to the fact the USDA reported a better than expected yield on corn and lower yields on soybeans. The fourth quarter began with posted gains as grain export data was very bullish for most grain markets and soybeans. Later in the fourth quarter, the discovery of the first case of mad cow disease contributed to the posting of losses.

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

                  Trading in the interest rate sector was the most successful strategy for 2001. The impact of the weakening U.S. economy and the Federal Reserve's move to cut interest rates was felt throughout the futures market, as Euro futures contracts rose dramatically since December 2000. Eurodollar positions continued to post gains later in the year. Swiss franc short-term interest rate contract trading and short Sterling 500 positions were also profitable. In October, the U.S. Treasury's announcement to stop issuing 30-year debt, coupled with worldwide governments easing of monetary policy, benefited long positions across the global yield curve.

                  Despite year long volatility, stock index trading was profitable. Short positions resulted in gains as global equity markets remained caught between negative news about corporate earnings, the potential effects of further monetary easing and the global economic slump would worsen as an aftermath of the September 11 attacks. The global equity markets improved by year-end, driven by the rebounding technology sector.

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

                  Trading in the metals markets was successful. Silver prices reversed its earlier trend in February, as short positions were profitable. Silver trading continued to be volatile, as China exports were high due to poor domestic demand, adversely affecting prices. Short positions in base metals posted gains in October as a weak economic outlook kept prices depressed. By year-end, base metals reversed their downward trend on expectations of a quick economic recovery, generating losses on short positions.

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

                  Energy trading was the most unprofitable strategy in 2001. Early on, crude oil prices were driven lower by both a seasonal downturn in global energy usage and heavier than normal refinery maintenance work, reducing demand. The sector continued to fade from downside pressure from a slowing global economy, inventory surplus and OPEC's decision to leave production levels unchanged. Oil prices sank in the last quarter, as traders feared the attacks would cripple the airline industry, a major consumer of oil.

VARIABLES AFFECTING PERFORMANCE

                  The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income. Gross profitability is, in turn, effected by the percentage of the Partnership's assets allocated to trading.

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

THE DIFFERENT SERIES OF UNITS

                  All Series of Units are invested in MM LLC and are subject to the same method of calculating their fees. Furthermore, any discretionary action taken by MLIM LLC -- e.g., adjusting trading leverage -- must be done in such a way that all Units have the same percentage of capital allocated to trading after the adjustment (this restructuring applies only to Units issued after May 1, 1997). Despite these fundamental similarities among the different Series, because the Series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values.

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

                  The Partnership's assets are held primarily in short-term debt securities with maturities under one year, as well as in cash. The Net Asset Value of the Partnership's cash and financial instruments is not materially affected by inflation. Changes in interest rates, which are often associated with inflation, could cause the value of certain of the Partnership's debt securities to decline, but only to a limited extent. More importantly, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership's profit potential generally increases. Inflation in commodity prices could also generate price movements, which the strategies might successfully follow.

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

         (The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
             ML Principal Protection Plus LP

Net Income by Quarter
Eight Quarters through December 31, 2003

                        FOURTH        THIRD        SECOND       FIRST        FOURTH       THIRD        SECOND       FIRST
                       QUARTER       QUARTER       QUARTER     QUARTER       QUARTER     QUARTER      QUARTER      QUARTER
                        2003          2003          2003         2003         2002         2002         2002         2002
                        ----          ----          ----         ----         ----         ----         ----         ----
Total Income          $1,266,613   $   68,007    $1,126,669   $  743,941   $  316,551   $1,720,092   $  895,304   $ (310,617)
Total Expenses           484,152      296,580       448,162      414,615      276,883      526,018      355,182      295,972
                      ------------------------------------------------------------------------------------------------------
Net Income            $  782,461   $ (228,573)   $  678,507   $  329,326   $   39,668   $1,194,074   $  540,122   $ (606,589)
                      ======================================================================================================
Net Income per Unit   $   0.0627   $  (0.0172)   $   0.0489   $   0.0225   $     0.26   $     7.03   $     3.03   $    (3.26)

                  The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

ITEM 9A:  CONTROLS AND PROCEDURES

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

VINAY MENDIRATTA       Managing Director and Chief Operating
                        Officer - Alternative Strategies and
                        Quantitative Advisers Division

FABIO P. SAVOLDELLI    Managing Director and Chief Investment
                        Officer - Alternative Strategies Division

JAMES KASE             President and Chief Marketing Officer

ANDREW DONAHUE         General Counsel

PATRICK HAYWARD        Chief Financial Officer

                  Vinay Mendiratta was born in 1967. Mr. Mendiratta is Managing Director and Chief Operating Officer, Alternative Strategies and Quantitative Advisers divisions since August 2003. Mr. Mendiratta served as Chief Operating Officer of MLIM LLC's Alternative Investments division since March 2003. Prior to that he was MLIM's Alternative Investments product specialist based in London responsible for the marketing hedge fund products to clients in Europe and the Middle East. Prior to joining Merrill Lynch, Mr. Mendiratta was a product specialist for Bankers Trust's quantitative investment team and has ten years of investment experience. Mr. Mendiratta obtained his Bachelor of Arts in Economics from Duke University and his MBA in Finance from Columbia.

                  Fabio P. Savoldelli was born in 1961. Mr. Savoldelli is Managing Director and Chief Investment Officer of Alternative Strategies Division of MLIM LLC since March 2003. He has been a Managing Director since January 2000. Mr. Savoldelli served as Managing Director for Merrill Lynch Corporate and Institutional Client Group from 1996 to 1999. Prior to joining Merrill Lynch, he served as Chief Investment Officer - Americas for Chase Manhattan Bank from 1995 to 1996 and as Director at Swiss Bank Portfolio Management from 1990 to 1995. Mr. Savoldelli was educated at the University of Windsor, Canada, and the London School of Economics.

                  James Kase was born in 1960. Mr. Kase is President and Chief Marketing Officer of MLIM LLC since March 2003. Mr. Kase has been a managing director of MLIM LLC since March 2000. In addition, Mr. Kase is managing director and Head of Americas Institutional Channel for Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. Prior to joining MLIM LLC, he served as managing director and business head for Lehman Brothers from 1995 through 2000. He received his Bachelor of Arts in Political Science from Brown University.

                  Andrew Donahue was born in 1950. Mr. Donahue is the General Counsel of MLIM LLC, Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. since March 2003. Previously, Mr. Donahue worked at OppenheimerFunds, Inc., where he most recently served as executive vice president and general counsel responsible for the firm's legal and compliance functions and regulatory matters. He received his Bachelor of Arts from Hofstra University and his Judicial Degree from New York University School of Law.

                  Patrick Hayward was born in 1967. Mr. Hayward has been the Chief Financial Officer for MLIM Americas Institutional and Registrant since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale from December 2001 to June 2002; Vice President and Controller of SG Cowen Asset Management, Inc. from December 1999 to December 2001; Controller and Operations Manager for Compass Group, LLC from July 1997 to November 1999; Controllers Associate for Morgan Stanley & Co. from April 1993 to July 1997; and Senior Accountant for Ernst & Young from September 1989 to April 1993. He received his Bachelor of Business Administration from College of William & Mary.

                  As of December 31, 2003, the principals of MLIM LLC had no investment in the Partnership, and MLIM LLC's general partner interest in the Partnership was valued at $159,703.

                  Since February 28, 2003 MLIM LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures
Investments L.P., ML Global Horizons L.P., and the Partnership. Because
MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                           None.

         (d)      FAMILY RELATIONSHIPS:

                           None.

         (e)      BUSINESS EXPERIENCE:

                           See Item 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                           None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                           Not applicable.

CODE OF ETHICS:

                  The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership's (MLIM LLC's) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-800-637-3863.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

         As of December 31, 2003, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2003, MLIM LLC owned 146,555 Units (Unit-equivalent general partnership interests), which was approximately 1.03% of the total Units outstanding.

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

                  MLIM LLC paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLIM LLC is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

         (b)      CERTAIN BUSINESS RELATIONSHIPS:

                  MLPF&S, an affiliate of MLIM LLC, acts as the principal commodity broker for the Partnership.

                  In 2003, MM LLC expensed directly: (i) Brokerage Commissions of $6,518,807 to MLPF&S, which included $770,177 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $230,413 to MLIM LLC. In addition, MLIM LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

                  See Item 1(c), "Narrative Description of Business -- Charges" and "-- Description of Current Charges" for a discussion of other business dealings between MLIM LLC affiliates and the Partnership.

         (c)      INDEBTEDNESS OF MANAGEMENT:

                  The Partnership is prohibited from making any loans, to management or otherwise.

         (d)      TRANSACTIONS WITH PROMOTERS:

                  Not applicable.

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)      AUDIT FEES

                  Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2003 were $25,500.

                  Aggregate fees billed for these services for the year ended December 31, 2002 were $30,900.

         (b)      AUDIT-RELATED FEES

                  There were no other audit-related fees billed for the years ended December 31, 2003 or 2002 related to the Partnership.

         (c)      TAX FEES

                  Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2003 were $120,000.

                  Aggregate fees billed for these services for the year ended December 31, 2002 were $180,000.

         (d)      ALL OTHER FEES

                  No fees were billed by Deloitte & Touche LLP during the years ended December 31, 2003 or 2002 for any other professional services in relation to the Partnership.

                  Neither the Partnership nor MLAI LLC has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)1.     FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):                                      PAGE
                                                                                                       ----
                   Independent Auditors' Report                                                           1

                   Consolidated Statements of Financial Condition as of December 31, 2003 and 2002        2

                   For the years ended December 31, 2003, 2002 and 2001:
                            Consolidated Statements of Operations                                         3
                            Consolidated Statements of Changes in Partners' Capital                       4

                   Consolidated Financial Data Highlights for the year ended December 31, 2003            5

                   Notes to Consolidated Financial Statements                                          6-13

         (a)2.8(d) FINANCIAL STATEMENT SCHEDULES:

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         (a)3.     EXHIBITS:

                   The following exhibits are incorporated by reference or are filed herewith to this Annual Report on Form 10-K:

DESIGNATION         DESCRIPTION
-----------         -----------
1.01                Selling Agreement among the Partnership, MLIM LLC, MLPF&S, the Selling Agent and the Advisors.

EXHIBIT 1.01:       Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration
                    Statement (File No. 33-73914) filed on July 14, 1994, on Form S-1 under the Securities Act of 1933 (the
                    "Registrant's Registration Statement").

1.01(a)             Form of Selling Agreement Amendment among the Partnership, MLIM LLC, MLPF&S, the Selling Agent and the
                    Advisors.

EXHIBIT 1.01(a):    Is incorporated herein by reference from Exhibit 1.01(a) contained in the Registrant's report on Form 10-K for the year ended December 31, 2003.

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

10.01(h)            Form of Advisory Agreement among the Partnership, MLIM LLC, MLPF&S and each Advisor.

EXHIBIT 10.01(h):   Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant's report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02               Form of Consulting Agreement between MLPF&S and each Advisor.

EXHIBIT 10.02:      Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant's Registration Statement.

10.03               Form of Customer Agreement between the Partnership and MLPF&S.

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

10.05               Merrill Lynch & Co., Inc. Guarantee.

EXHIBIT 10.05:      Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant's Registration Statement
                    (as Exhibit B).

10.06               Form of Subscription Agreement and Power of Attorney.

EXHIBIT 10.06:      Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant's Registration Statement
                    (as Exhibit D).

10.07(a)            Foreign Exchange Desk Service Agreement,  dated July 1, 1993 among Merrill Lynch International Bank, MLIM
                    LLC, MLPF&S and various MLIM AS LLC funds.

EXHIBIT 10.07(a):   Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's Registration Statement
                    (as Exhibit D).

10.07(b)            Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment
                    Bank, MLIM LLC, MLPF&S and the Partnership.

EXHIBIT 10.07(b):   Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant's Registration Statement.

10.08               Investment Advisory Contract between MLPF&S, the Partnership, the Trading Partnership and MLIM LLC.

EXHIBIT 10.08:      Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant's Registration Statement.

10.09(a)            Form of Advisory and Consulting Agreement Amendment among MLIM LLC, each Advisor, the Partnership and
                    MLPF&S.

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

13.01               2003 Annual Report and Independent Auditors' Report.

EXHIBIT 13.01:      Is filed herewith.

13.01 (a)           2003 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM LLC:

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

31.01 and 31.02     Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:          Are filed herewith.

32.01 and 32.02     Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:          Are filed herewith.

         (b)      REPORT ON FORM 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of 2003.

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

                                     ML PRINCIPAL PROTECTION L.P.

                                     By:  MERRILL LYNCH INVESTMENT MANAGERS LLC
                                              General Partner

                                     BY:/s/Vinay Mendiratta
                                     ----------------------
                                     Vinay Mendiratta
                                     Managing Director and Chief Operating
                                      Officer
                                     - Alternative Strategies and Quantitative
                                      Advisers Divisions
                                     (Principal Executive Officer)

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 30, 2004 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                    TITLE                                            DATE
---------                    -----                                            ----
/s/Vinay Mendiratta          Managing Director and Chief Operating Officer    March 30, 2004
-------------------          - Alternative Strategies and Quantitative
Vinay Mendiratta             Advisers Divisions
                             (Principal Executive Officer)


/s/Fabio P. Savoldelli       Managing Director and Chief Investment Officer   March 30, 2004
----------------------       - Alternative Strategies Division
Fabio P. Savoldelli

/s/James Kase                President and Chief Marketing Officer            March 30, 2004
------------
James Kase

/s/Andrew Donahue            General Counsel                                  March 30, 2004
-----------------
Andrew Donahue

/s/Patrick Hayward           Chief Financial Officer                          March 30, 2004
------------------           (Principal Financial and Accounting Officer)
Patrick Hayward

(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of MLIM Alternative Strategies LLC)

MERRILL LYNCH INVESTMENT       General Partner of Registrant                  March 30, 2004
MANAGERS   LLC


By: /s/ Vinay Mendiratta
    --------------------
    Vinay Mendiratta
    Managing Director and Chief Operating Officer
    - Alternative Strategies and Quantitative Advisers Divisions
    (Principal Executive Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1. I have reviewed this report on Form 10-K of ML Principal Protection L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
--------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-K of ML Principal Protection L.P.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: March 30, 2004
--------------------

By /s/ Patrick Hayward
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of ML Principal Protection L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: March 30, 2004
--------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this annual report of ML Principal Protection L.P. on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This annual report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: March 30, 2004
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2003 ON FORM 10-K

                                INDEX TO EXHIBITS


                             EXHIBIT

Exhibit 13.01                2003 Annual Report and Independent Auditors' Report

Exhibit 13.01(a) 2003 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by Merrill Lynch Investment Managers LLC:
                             ML Multi-Manager Portfolio LLC