Form 10-Q
period 2004-03-31
ML PRINCIPAL PROTECTION LP
filed 2004-05-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission File Number 0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            DELAWARE                           13-3750642 (REGISTRANT)
-------------------------------                ---------------------------------
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

                                  609-282-6996
                       ----------------------------------
              (Registrant's telephone number, including area code)

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

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                        MARCH 31,       DECEMBER 31,
                                                          2004              2003
                                                       (UNAUDITED)
                                                      ------------      ------------
ASSETS

Equity in commodity futures trading accounts:
    Cash and option premiums                          $    504,199      $    503,091
Investment in MM LLC                                    14,786,726        15,441,696
Accrued interest receivable                                    407               389
                                                      ------------      ------------
                TOTAL                                 $ 15,291,332      $ 15,945,176
                                                      ============      ============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
Redemptions payable                                   $    498,318      $    392,038
Payable to MM LLC                                            6,288           111,442
                                                      ------------      ------------

            Total liabilities                              504,606           503,480
                                                      ------------      ------------

PARTNERS' CAPITAL:
 General Partners (146,547 and 123,681 Units)              166,510           159,703
 Limited Partners (12,867,845 and 11,785,836 Units)     14,620,216        15,281,993
                                                      ------------      ------------

            Total partners' capital                     14,786,726        15,441,696
                                                      ------------      ------------

                TOTAL                                 $ 15,291,332      $ 15,945,176
                                                      ============      ============

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME
                                   (unaudited)

                                                     FOR THE THREE    FOR THE THREE
                                                      MONTHS ENDED     MONTHS ENDED
                                                        MARCH 31,       MARCH 31,
                                                          2004             2003
                                                     -------------    -------------
REVENUES:
    Trading profit (loss):
      Realized                                       $   1,351,816    $   1,547,500
     Change in unrealized                                 (280,280)        (856,627)
                                                     -------------    -------------

            Total trading results                        1,071,536          690,873
                                                     -------------    -------------

     Interest income                                        35,993           53,068
                                                     -------------    -------------

            Total revenues                               1,107,529          743,941
                                                     -------------    -------------

EXPENSES:
    Profit Shares                                          175,014          103,112
    Brokerage commissions                                  271,299          301,152
    Administrative fees                                      9,338           10,351
                                                     -------------    -------------
            Total expenses                                 455,651          414,615
                                                     -------------    -------------

NET INCOME                                           $     651,878    $     329,326
                                                     =============    =============

NET INCOME  PER UNIT:
    Weighted average number of General Partner
     and Limited Partner Units outstanding              13,873,073       14,659,456
                                                     =============    =============

    Net income  per weighted average
     General Partner and Limited Partner Unit        $      0.0470    $      0.0225
                                                     =============    =============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)

                                                       GENERAL            LIMITED
                                     UNITS             PARTNER            PARTNERS             TOTAL
                               -----------------   ---------------   -----------------   -----------------
PARTNERS' CAPITAL,
  DECEMBER 31, 2002                      149,307   $       185,021   $      17,255,541   $      17,440,562

Conversion of Units (Note 3)          14,633,051                59               5,440               5,499

Net income                                     -             3,426             325,900             329,326

Distributions                                  -              (266)            (26,724)            (26,990)

Redemptions                             (505,641)                -            (577,186)           (577,186)
                               -----------------   ---------------   -----------------   -----------------

PARTNERS' CAPITAL,
  MARCH 31, 2003                      14,276,717   $       188,240   $      16,982,971   $      17,171,211
                               =================   ===============   =================   =================

PARTNERS' CAPITAL,
  DECEMBER 31, 2003                   11,909,517   $       159,703   $      15,281,993   $      15,441,696

Conversion of Units (Note 3)           2,266,687                 -                 314                 314

Net income                                     -             6,807             645,071             651,878

Redemptions                           (1,161,812)                -          (1,307,162)         (1,307,162)
                               -----------------   ---------------   -----------------   -----------------

PARTNERS' CAPITAL,
  MARCH 31, 2004                      13,014,392   $       166,510   $      14,620,216   $      14,786,726
                               =================   ===============   =================   =================

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments (consisting of only recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of December 31, 2003, and the results of its operations for the three months ended March 31, 2004 and 2003. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2003.

2.   INVESTMENT IN MM LLC

     As of March 31, 2004 and December 31, 2003, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $14,786,726 and $15,441,696, respectively. As of March 31, 2004, and December 31, 2003, the Partnership's percentage ownership share of MM LLC was 12.20% and 11.02%, respectively.

     A condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                                        MARCH 31,                 DECEMBER 31,
                                          2004                        2003
                                       (UNAUDITED)
                                      -------------              -------------
     Assets                           $ 141,356,118              $ 148,476,219
                                      =============              =============

     Liabilities                      $  20,113,554              $   8,347,374

     Members' Capital                   121,242,564                140,128,845
                                      -------------              -------------
     Total                            $ 141,356,118              $ 148,476,219
                                      =============              =============

                                   FOR THE THREE MONTHS      FOR THE THREE MONTHS
                                   ENDED MARCH 31, 2004      ENDED MARCH 31, 2003
                                        (UNAUDITED)               (UNAUDITED)
                                   --------------------      --------------------
     Revenues                          $   5,608,071             $  4,572,299

     Expenses                              2,477,284                2,594,520
                                       -------------             ------------

     Net Income                        $   3,130,787             $  1,977,779
                                       =============             ============

3.   NET ASSET VALUE PER UNIT

     Prior to the opening of business on January 2, 2004, Series G, H, and O through R, those series that had come to term on or before December 31, 2003, but after December 31, 2002, were consolidated into a new series, Series 2004, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2003. The consolidation had no adverse economic effect on the investors. The General Partner contributed $314 to the Partnership, the amount necessary due to the effects of rounding to ensure all investors received Units equal in value to their original holdings at December 31, 2003. The following is a list of the number of new Units each investor received of Series 2004 for each Unit of their original series holding.

                       NUMBER
           SERIES     OF UNITS
           ------    ----------
        G            110.859969
        H            102.336331
        O            129.904347
        P            132.546751
        Q            122.531124
        R            123.779041

     Prior to the Prior to the opening of business on January 2, 2003, Series A through F and K through N, those series whose guarantee had come to term on or before December 31, 2002, were consolidated into a new series, Series A 2003, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2002. The consolidation had no economic effect on the investors. The General Partner contributed $5,499 to the Partnership, the amount necessary due to the effects of rounding, to ensure all investors received Units equal in value to their original holdings at December 31, 2002. The following is a listing of the number of new Units each investor received of Series A 2003 for each Unit of their original series holding.

                        NUMBER
           SERIES      OF UNITS
           ------     ----------
        A             122.021960
        B             117.269077
        C             115.242141
        D             112.085339
        E             111.088709
        F             104.084994
        K             123.799970
        L             120.674078
        M             122.310644
        N             117.973383

     After the series consolidations, the brokerage commission rates for Series 2004 and Series A 2003 were reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

     At March 31, 2004 and December 31, 2003, the Net Asset Values of the different series of Units were:

        March 31, 2004

                                 NET ASSET VALUE       NUMBER OF UNITS        NET ASSET VALUE PER UNIT
                               -------------------   -------------------    ----------------------------
        Series A 2003 Units      $   12,548,188          10,924,711.0000             $  1.1486
        Series 2004 Units             2,176,785           2,089,206.0000                1.0419
        Series S Units                   61,753                 475.0000                130.01
                                 --------------      -------------------
                                 $   14,786,726          13,014,392.0000
                                 ==============      ===================

        December 31, 2003

                                 NET ASSET VALUE       NUMBER OF UNITS        NET ASSET VALUE PER UNIT
                               -------------------   -------------------    ----------------------------
        Series A 2003 Units       $  13,096,718          11,889,700.0000           $  1.1015
        Series G Units                  415,800               3,752.0300              110.82
        Series H Units                  495,479               4,842.1050              102.33
        Series O Units                  599,734               4,616.7419              129.90
        Series P Units                  251,706               1,899.0000              132.55
        Series Q Units                   77,950                 636.2408              122.52
        Series R Units                  445,046               3,596.0000              123.76
        Series S Units                   59,263                 475.0000              124.76
                                  -------------      -------------------
                                  $  15,441,696          11,909,517.1177
                                  =============      ===================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. The Principal Assurance Dates for Series A through R came to term on or before December 31, 2003 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay quarterly distributions. The Partnership has made the following distributions for the fiscal year ended December 31, 2003, and for the three month period ended March 31, 2004:

                            DISTRIBUTION       FIXED-RATE     DISCRETIONARY
              SERIES            DATE          DISTRIBUTION    DISTRIBUTION
            ----------    ----------------   --------------  ---------------
     2004
     ----
               None

     2003
     ----
             Series F          1/1/2003         $     3.50       $      -
             Series G          4/1/2003               3.50              -
             Series H          7/1/2003               3.50              -

5.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests indirectly in derivative instruments as a result of its investment in MM LLC, but does not itself hold any derivative instrument positions.The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes, resulting from its investment in MM LLC, some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     The General Partner, Merrill Lynch Investment Managers ("MLIM LLC") has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by MM LLC, and include calculating the Net Asset Value of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets through MM LLC among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through MM LLC, has credit risk with respect to its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MONTH-END NET ASSET VALUE PER SERIES A 2003 UNIT

                           JAN.        FEB.        MAR.
                         --------    --------    --------
                2003     $ 1.0331    $ 1.0654    $ 1.0196

                2004     $ 1.1075    $ 1.1504    $ 1.1486

     Performance Summary

     All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

     January 1, 2004 to March 31, 2004

     MM LLC experienced gains in the interest rate, metals, agricultural commodities, energy, and currency sectors and losses in stock indices. Overall, for the quarter, MM LLC experienced gains.

     The interest sector posted the largest gains for the quarter despite choppy trading conditions early in the quarter. In January, profits were generated from various positions at the short end of the curve in Canada and Europe, while losses were posted at longer points in the curve in both the U.S. and Europe. In February, fixed income markets resumed their slow upward trend. In March, long exposure to most of the major global yield curves proved to generate positive results.

     The metals sector posted gains for the quarter as well. In January, both precious and industrial metals generated positive returns from the long side. Base metals continued to move higher with the exception of nickel. Copper rose to its highest price in more than six years due to supply disruptions and heavy demand from new home construction. In February, base metals continued their upward move as the sector experienced strong demand, shrinking supply and U.S. dollar weakness, helping to drive prices higher. Strong industrial demand for copper and continued speculative interest pushed the market to a seven year high. In March, industrial metals generated minor losses for MM LLC, while precious metals contributed significantly, particularly, gold and silver.

     The agricultural commodities sector posted gains early in the quarter as the USDA cut its forecast of the crop supply for both soybeans and corn, which sent prices surging. In February, grain markets extended their long-term rally, with corn and soybeans being pushed to highs on strong demand and low stockpiles. Grain markets continued to extend their long-term rally in March, with corn, soybeans and soymeal being pushed higher on strong demand from Asia and lower estimates of supply from South America.

     The energy sector posted gains for the quarter. In crude oil and more broad energy markets, weather and OPEC were the dominant factors behind price moves during January. Weather was extremely cold in the Northeast and Midwest U.S., which caused a sharp rally in natural gas and heating oil. Crude oil had a sharp rally in early February and gradually sold-off as the markets became complacent about the OPEC meeting. The market continued this trend, as weather-related demand and tight U.S. inventories continued. In March, the energy sectors posted a small loss under extremely volatile market conditions. The crude oil market had very choppy performance during the month, as did the heating oil market.

     The currency sector posted slight gains for the quarter. The currency sector began the quarter with gains as it continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the early part of January were lost. In February and March, the trend continued as currency trading was very difficult due to the heightened volatility in the markets.

     Stock indices posted losses despite gains early in the quarter. Stock indices posted a profit for January as long exposure to global equities from momentum based and fundamental models performed well. In February, long exposure to global equities produced positive performance. In March, stock indices posted a loss that exceeded the gains from earlier in the quarter. Long Nikkei profits were overcome by losses in long exposure to European equities, which later flipped to short positions, by month-end.

     January 1, 2003 to March 31, 2003

     MM LLC experienced gains in the currency, energy, interest rate and stock index sectors and losses in the agricultural commodity and metals sectors. Overall, for the quarter, MM LLC experienced gains.

     The currency forward and futures trading had the most significant gains for the quarter. The weakening U.S. dollar was continuing to decline as it has for over a year and MM LLC was well positioned to capitalize on its U.S. dollar positions against other currencies. The largest gains versus the U.S. dollar during January and February were with the Australian dollar and Canadian dollar. In March, the U.S. dollar strengthened, on hopes that the war with Iraq would be short, and returned some of the profits earned early in the year.

     Energy was a profitable sector for the quarter. With the continuation of the strike in Venezuela, the tensions with Iraq and the cold winter, long positions in oil and natural gas were profitable in the beginning of the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day citing expected severely cold weather and supply shortages. MM LLC profited from this event but such volatility caused many of the Advisors to reduce their long positions. This helped MM LLC retain profits as prices declined in crude oil and natural gas in March.

     Interest rate futures were also profitable for the quarter. February had significant gains offsetting losses in both January and March. U.S. and European bonds rallied amid concerns of a global economic slowdown benefiting MM LLC's long exposures. Selective long/short rate exposure globally was the main driver to gains generated in the sector. The global fixed income markets continued their upward climb until mid-March when expectations of a short conflict triggered the liquidation of many fixed income investments, hurting long exposures.

     Trading in stock indices posted slight gains for the quarter. The market was choppy throughout the quarter making trading difficult. MM LLC was able to realize some gains in January on short positions as most indices recorded three-month lows. During the rest of the quarter, choppy markets caused short positions to be covered to protect against the risk of significant losses.

     The metals sector had losses for the quarter. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was the main driver for the gold market in January. MM LLC sustained losses in February and March as the long bias in precious metals hurt the portfolio when gold reversed its rising trend in February and continued to decline. Gold's appeal as a safe investment diminished.

     Trading in agricultural commodities posted losses for the quarter. MM
     LLC held positions in sugar, livestock and the soybean complex. Livestock markets were off in February as Russia imposed an import limit to help its domestic production. Sugar was to blame for losses in March as prices reversed and hit a two-month low.

     Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Not applicable

     Item 4. Controls and Procedures

     Merrill Lynch Investment Managers LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership within 90 days of the filing date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     There are no pending legal proceedings to which the Partnership, MM LLC, or MLIM LLC is a party.

Item 2. Changes in Securities and Use of Proceeds

     (a)  None
     (b)  None
     (c)  None
     (d)  None

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits

     There are no exhibits required to be filed with this report.

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the first three months of fiscal 2004.

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


                                       ML PRINCIPAL PROTECTION L.P.

                                       By: MERRILL LYNCH INVESTMENT
                                           MANAGERS LLC
                                              General Partner


Date: May 14, 2004                  By /s/ VINAY MENDIRATTA
                                       --------------------
                                       Vinay Mendiratta
                                       Managing Director and Chief Operating
                                       Officer
                                       - Alternative Strategies and Quantitative
                                       Advisers Divisions
                                       (Principal Executive Officer)


Date: May 14, 2004                  By /s/ PATRICK HAYWARD
                                       -------------------
                                    Patrick Hayward
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                                                   EXHIBIT 31.01

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Vinay Mendiratta, certify that:

1.  I have reviewed this report on Form 10-Q of ML Principal Protection L.P.;

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

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 14, 2004
------------------

By /s/ VINAY MENDIRATTA
-----------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 31.02

                     RULE 13a-14(a)/15d-14(a) CERTIFICATIONS

I, Patrick Hayward, certify that:

1. I have reviewed this report on Form 10-Q of ML Principal Protection L.P.;

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

    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: May 14, 2004
------------------

By /s/ PATRICK HAYWARD
----------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: May 14, 2004
-----------------------

By /s/ VINAY MENDIRATTA
-----------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: May 14, 2004
------------------

By /s/ PATRICK HAYWARD
----------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)