Form 10-Q
period 2004-06-30
ML PRINCIPAL PROTECTION LP
filed 2004-08-13
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------
                                     OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

           Delaware                                 13-3750642 (Registrant)
-------------------------------                 -------------------------------
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

                                  609-282-6996
                              ---------------------
              (Registrant's telephone number, including area code)

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

Item 1. Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                              JUNE 30,       DECEMBER 31,
                                                               2004             2003
                                                           --------------   --------------
                                                            (UNAUDITED)
ASSETS

Equity in commodity futures trading accounts:
    Cash                                                   $      505,422   $      503,091
Investment in MM LLC                                           13,248,749       15,441,696
Accrued interest receivable                                           535              389
                                                           --------------   --------------

                TOTAL                                      $   13,754,706   $   15,945,176
                                                           ==============   ==============

LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:

    Redemptions payable                                    $       70,603   $      392,038
    Payable to MM LLC                                             435,354          111,442
                                                           --------------   --------------

            Total liabilities                                     505,957          503,480
                                                           --------------   --------------

PARTNERS' CAPITAL:

  General Partners (146,547 and 123,681 Units)                    153,697          159,703
  Limited Partners (12,486,133 and 11,785,836 Units)           13,095,052       15,281,993
                                                           --------------   --------------

            Total partners' capital                            13,248,749       15,441,696
                                                           --------------   --------------

                TOTAL                                      $   13,754,706   $   15,945,176
                                                           ==============   ==============

NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           FOR THE THREE      FOR THE THREE      FOR THE SIX        FOR THE SIX
                                                           MONTHS ENDED       MONTHS ENDED       MONTHS ENDED       MONTHS ENDED
                                                              JUNE 30,           JUNE 30,          JUNE 30,           JUNE 30,
                                                                2004               2003              2004               2003
                                                          ---------------    ---------------   ---------------    ---------------
REVENUES:
  Trading profits (loss):
    Realized                                              $      (407,303)   $       925,557   $       944,513    $     2,473,057
    Change in unrealized                                         (631,610)           151,801          (911,890)          (704,826)
                                                          ---------------    ---------------   ---------------    ---------------

      Total trading results                                    (1,038,913)         1,077,358            32,623          1,768,231
                                                          ---------------    ---------------   ---------------    ---------------

  Interest income                                                  35,599             49,311            71,592            102,379
                                                          ---------------    ---------------   ---------------    ---------------

      Total revenues                                           (1,003,314)         1,126,669           104,215          1,870,610
                                                          ---------------    ---------------   ---------------    ---------------

EXPENSES:
  Brokerage commissions                                           239,616            309,891           510,915            611,043
  Administrative fees                                               8,262             10,640            17,600             20,991
  Profit shares                                                  (126,764)           127,631            48,250            230,743
                                                          ---------------    ---------------   ---------------    ---------------

      Total expenses                                              121,114            448,162           576,765            862,777
                                                          ---------------    ---------------   ---------------    ---------------

NET INCOME (LOSS)                                         $    (1,124,428)   $       678,507   $      (472,550)   $     1,007,833
                                                          ===============    ===============   ===============    ===============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding                      12,841,255         13,872,504        13,357,165         14,265,980
                                                          ===============    ===============   ===============    ===============

  Net income (loss) per weighted average Limited
    Partner and General Partner Unit                      $       (0.0876)   $        0.0489   $       (0.0354)   $        0.0706
                                                          ===============    ===============   ===============    ===============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)

                                                             GENERAL            LIMITED
                                           UNITS             PARTNER            PARTNERS            TOTAL
                                      ---------------    ---------------    ---------------    ---------------
PARTNERS' CAPITAL,
  December 31, 2002                           149,307    $       185,021    $    17,255,541    $    17,440,562

Conversion of Units (Note 3)               14,633,051                 59              5,440              5,499

Net income                                          -             11,012            996,821          1,007,833

Redemptions                                (1,342,273)                 -         (1,524,972)        (1,524,972)

Distributions                                       -               (463)           (44,055)           (44,518)
                                      ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2003                            13,440,085    $       195,629    $    16,688,775    $    16,884,404
                                      ===============    ===============    ===============    ===============

PARTNERS' CAPITAL,
  December 31, 2003                        11,909,517    $       159,703    $    15,281,993    $    15,441,696

Conversion of Units (Note 3)                2,266,687                  -                314                314

Net loss                                            -             (6,006)          (466,544)          (472,550)

Redemptions                                (1,543,524)                 -         (1,720,711)        (1,720,711)
                                      ---------------    ---------------    ---------------    ---------------

PARTNERS' CAPITAL,
  June 30, 2004                            12,632,680    $       153,697    $    13,095,052    $    13,248,749
                                      ===============    ===============    ===============    ===============

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of June 30, 2004, and the results of its operations for the three and six months ended June 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

As of June 30, 2004 and December 31, 2003, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $13,248,749 and $15,441,696, respectively. As of June 30, 2004, and December 31, 2003, the Partnership's percentage ownership share of MM LLC was 12.71% and 11.02%, respectively.

Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                           JUNE 30,
                            2004         DECEMBER 31,
                         (UNAUDITED)        2003
                       --------------   --------------
Assets                 $  108,718,324   $  148,476,219
                       ==============   ==============

Liabilities            $    4,487,257   $    8,347,374
Members' Capital          104,231,067      140,128,845
                       --------------   --------------

Total                  $  108,718,324   $  148,476,219
                       ==============   ==============

                       FOR THE THREE MONTHS    FOR THE THREE MONTHS    FOR THE SIX MONTHS      FOR THE SIX MONTHS
                       ENDED JUNE 30, 2004     ENDED JUNE 30, 2003     ENDED JUNE 30, 2004     ENDED JUNE 30, 2003
                           (UNAUDITED)             (UNAUDITED)             (UNAUDITED)             (UNAUDITED)
                       --------------------    --------------------   --------------------    --------------------
Revenues               $         (5,290,845)   $          5,969,103   $            317,226    $         10,541,402

Expenses                            909,115               2,459,957              3,386,399               5,054,477
                       --------------------    --------------------   --------------------    --------------------

Net Income (Loss)      $         (6,199,960)   $          3,509,146   $         (3,069,173)   $          5,486,925
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

                    NUMBER
      SERIES       OF UNITS
    ----------    ----------
    G             110.859969
    H             102.336331
    O             129.904347
    P             132.546751
    Q             122.531124
    R             123.779041

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

                    NUMBER
      SERIES       OF UNITS
    ----------    ----------
    A             122.021960
    B             117.269077
    C             115.242141
    D             112.085339
    E             111.088709
    F             104.084994
    K             123.799970
    L             120.674078
    M             122.310644
    N             117.973383

After the series consolidations, the brokerage commission rates for Series 2004 and Series A 2003 were reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

At June 30, 2004 and December 31, 2003, the Net Asset Values of the different series of Units were:

     June 30, 2004
     (unaudited)

                                                                       NET ASSET VALUE
                               NET ASSET VALUE     NUMBER OF UNITS        PER UNIT
                              -----------------     ---------------   -----------------
     Series A 2003 Units      $      11,226,445     10,589,052.0000   $          1.0602
     Series G 2004 Units              1,965,360      2,043,153.0000   $          0.9619
     Series S Units                      56,944            475.0000   $          119.88
                              -----------------   -----------------
                              $      13,248,749     12,632,680.0000
                              =================   =================

     December 31, 2003

                                                                       NET ASSET VALUE
                               NET ASSET VALUE     NUMBER OF UNITS        PER UNIT
                              -----------------    ----------------   -----------------
     Series A 2003 Units      $      13,096,718     11,889,700.0000   $          1.1015
     Series G Units                     415,800          3,752.0300              110.82
     Series H Units                     495,479          4,842.1050              102.33
     Series O Units                     599,734          4,616.7419              129.90
     Series P Units                     251,706          1,899.0000              132.55
     Series Q Units                      77,950            636.2408              122.52
     Series R Units                     445,046          3,596.0000              123.76
     Series S Units                      59,263            475.0000              124.76
                              -----------------    ----------------
                              $      15,441,696     11,909,517.1177
                              =================    ================

4.   ANNUAL DISTRIBUTIONS

The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. The Principal Assurance Dates for Series A through R came to term on or before December 31, 2003 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay quarterly distributions. The Partnership has made the following distributions for the fiscal year ended December 31, 2003, and for the six month period ended June 30, 2004:

                        DISTRIBUTION    FIXED-RATE   DISCRETIONARY
            SERIES          DATE       DISTRIBUTION  DISTRIBUTION
         -------------  ------------   ------------  -------------
     2004
              None

     2003
            Series F        1/1/2003   $       3.50  $           -
            Series G        4/1/2003           3.50              -
            Series H        7/1/2003           3.50              -

5.   FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments as a result of its investment in MM LLC, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes some of those risks resulting from its investment in MM LLC.

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently results in changes in the Partnership's allocation of net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MONTH-END NET ASSET VALUE PER SERIES A 2003 UNIT

                       JAN.         FEB.         MAR.         APR.         MAY          JUN.
                    ----------   ----------   ----------   ----------   ----------   ----------
             2003   $   1.0331   $   1.0654   $   1.0196   $   1.0262   $   1.0790   $   1.0620
             2004   $   1.1075   $   1.1504   $   1.1486   $   1.1082   $   1.0940   $   1.0602

Performance Summary

All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2004 TO JUNE 30, 2004

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

Stock indices posted losses despite gains early in the quarter. Stock indices posted a profit for January, as long exposure to global equities from momentum based and fundamental models performed well. In February, long exposure to global equities produced positive performance. In March, stock indices posted a loss that exceeded the gains from earlier in the quarter. Long Nikkei profits were overcome by losses in long exposure to European equities, which later flipped to short positions, by month-end.

April 1, 2004 to June 30, 2004

MM LLC experienced an overall loss for the quarter. The energy sector was the only profitable sector for MM LLC.

The energy sector posted gains for the quarter despite volatile market conditions. Crude oil and unleaded gas were the main drivers of performance. In May, crude oil prices continued to increase during the month, including refined products, as did market volatility. Political uncertainties in the Middle East added an additional risk premium to the markets. Losses were posted for the month of June. Crude oil and heating oil were the largest contributors to losses as markets sold-off early during the month when OPEC agreed to provide more supply, while U.S. inventory levels showed a gradual increase. MM LLC maintained a long bias in this sector throughout the quarter.

The agricultural sector posted a loss for the quarter despite small gains in April and June. Early in the quarter, agricultural markets reversed their upward trend with the fear that demand from China would slow down. Long exposure to the soybean complex outweighed losses in other markets, particularly corn. Large losses were posted in May. Soybean prices collapsed, and sold off close to 20% from highs in April as ideal weather conditions persisted in the Midwest and exports failed to materialize. Demand from China and diminishing supplies had kept prices high for quite some time. Small gains were posted in June, with cotton prices dropping allowing short exposures to generate profits. Corn also posted a significant decline during the month, which caused the portfolio to adjust positions from long to short. Corn experienced a dramatic improvement in estimates of acreage and yields, due to high prices and positive weather conditions.

The interest rate sector posted a loss for the quarter with small gains posted in May. In April, the fixed income markets experienced heightened volatility and then fell sharply, followed by a short bounce and then trended down for the rest of the month. The portfolio was long on many of the global yield curves at the start of the month and began reducing exposure and initiating shorts mid month. In May, Eurodollars and short sterling exposure proved profitable during the month, as strong employment figures in the U.S. confirmed a scenario whereby the Federal Reserve will raise rates by this summer and the Bank of England indicated it will raise rates to slow down the growth in the economy. In June, Eurodollars fell early in the month and finally gained 28 basis points from their lows. U.S. fixed income trading was flat, while gains in trading Japanese Government bonds were outweighed by losses in trading the European yield curve.

Stock indices posted losses throughout the quarter. In April, equities continued to rally in the early part of the month, but the fear of rate increase based on positive economic news sent equities falling with a steep sell-off towards the end of the month. Equities worldwide stayed weak, on concerns of the imminent rate increases in U.S. interest rates. The Japanese Nikkei experienced a sudden deterioration in sentiment, which sent the market plunging around 5% in one day.

The metals sector posted losses for the quarter. In April, both industrial and precious metals generated significant losses for the portfolio. The U.S. dollar strengthening and the fear of higher interest rates, which would curb growth, caused base and precious metals to sell-off. Both industrial and precious metals generated slight losses for the portfolio in May. In June, industrial metals detracted from performance as zinc fell by approximately 11% and copper lost 3%.

The currency sector posted the largest losses for the quarter. In April, the U.S. dollar strengthened considerably during the month, with the Euro falling below 120 and the British pound falling to 1.77. The Japanese yen fell sharply after a strong rebound in March. Gains in the British pound and the Euro overcame losses from the Japanese yen and Australian dollar positioning. In May, the U.S. dollar weakened against major currencies except for the Australian dollar after strengthening considerably during the prior month. Losses in the Japanese yen, Australian dollar and the Swiss franc were mitigated by gains in the British pound. In June, most major currencies displayed no clear direction, but exhibited high intra day volatility. Losses were incurred from positions in the Australian dollar, Swiss franc, British pound and other major markets.

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

April 1, 2003 to June 30, 2003

MM LLC was profitable in the financial futures, currencies, interest rates and stock index sectors, and incurred losses in the physical commodity sectors, energy, agriculture and metals.

The currency sector was the strongest performer for MM LLC. The U.S. dollar depreciated against most major currencies throughout most of the second quarter. The currency markets judged the developments in the Middle East as negative for the U.S. economy and trade, and the U.S. dollar sold off against most major currencies. The U.S. dollar continued to weaken significantly during the month of May when U.S. Treasury Secretary Snow indicated he was comfortable with current declines and that a cheaper U.S. dollar would increase exports. The U.S. dollar strengthened against most major currencies late June, reversing some earlier profits.

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

The metals sector generated the greatest losses for MM LLC this quarter. Short positions in base metals and precious metals contributed to losses in the sector. Gold generated losses in June reacting to the U.S. dollar sell off.

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

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending proceedings to which the Partnership, MM LLC or MLIM LLC is a party.

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

             (b)  Reports on Form 8-K

            There were no reports on Form 8-K filed during the first six months of fiscal 2004.

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

                                       ML PRINCIPAL PROTECTION L.P.

                                       By: MERRILL LYNCH INVESTMENT
                                           MANAGERS LLC
                                             General Partner



Date: August 13, 2004               By /s/ VINAY MENDIRATTA
                                       --------------------
                                       Vinay Mendiratta
                                       Managing Director and Chief Operating
                                       Officer
                                       - Alternative Strategies and Quantitative
                                       Advisers Divisions
                                       (Principal Executive Officer)



Date: August 13, 2004               By /s/ PATRICK HAYWARD
                                       -------------------
                                    Patrick Hayward
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

Date: August 13, 2004


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


Date: August 13, 2004


By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                                                   EXHIBIT 32.01

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Vinay Mendiratta certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.


Date: August 13, 2004


By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
- Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                                                   EXHIBIT 32.02

                           SECTION 1350 CERTIFICATIONS

In connection with this quarterly report of ML Principal Protection L.P. on Form 10-Q for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof, I, Patrick Hayward certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This quarterly report containing the financial statements fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this quarterly report fairly presents, in all material respects, the financial condition and results of operations of ML Principal Protection L.P.

Date: August 13, 2004


By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)