Form 10-Q
period 2004-09-30
ML PRINCIPAL PROTECTION LP
filed 2004-11-15
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________ to _______________

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

Item 1. Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2004             2003
                                                                    -------------   -------------
                                                                     (UNAUDITED)
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                              $     507,183   $     503,091
Investment in MM LLC                                                   12,711,793      15,441,696
Accrued interest receivable                                                   693             389
                                                                    -------------   -------------

       TOTAL                                                        $  13,219,669   $  15,945,176
                                                                    =============   =============

LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Redemptions payable                                               $     236,357   $     392,038
  Payable to MM LLC                                                       271,519         111,442
                                                                    -------------   -------------
     Total liabilities                                                    507,876         503,480
                                                                    -------------   -------------

PARTNERS' CAPITAL:
  General Partner (146,547 and 123,681 Units)                             152,135         159,703
  Limited Partners (12,097,690 and 11,785,836 Units)                   12,559,658      15,281,993
                                                                    -------------   -------------

     Total partners' capital                                           12,711,793      15,441,696
                                                                    -------------   -------------

       TOTAL                                                        $  13,219,669   $  15,945,176
                                                                    =============   =============

NET ASSET VALUE PER UNIT (SEE NOTE 3)

See notes to financial statements.

                            ML PRINCIPAL PROTECTION L.P.
                          (A DELAWARE LIMITED PARTNERSHIP)

                              STATEMENTS OF OPERATIONS
                                     (unaudited)

                                                           FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                           MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                           SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                               2004              2003              2004              2003
                                                          --------------    --------------    --------------    --------------
REVENUES:
  Trading profits (loss):
    Realized                                              $     (465,277)   $     (168,399)   $      479,236    $    2,304,658
    Change in unrealized                                         574,570           196,398          (337,320)         (508,428)
                                                          --------------    --------------    --------------    --------------

      Total trading results                                      109,293            27,999           141,916         1,796,230
                                                          --------------    --------------    --------------    --------------

  Interest income                                                 44,507            40,008           116,099           142,387
                                                          --------------    --------------    --------------    --------------

      Total revenues                                             153,800            68,007           258,015         1,938,617
                                                          --------------    --------------    --------------    --------------

EXPENSES:
  Brokerage commissions                                          237,038           284,958           747,953           896,001
  Administrative fees                                              8,172             9,773            25,772            30,764
  Profit shares                                                   42,685             1,849            90,935           232,592
                                                          --------------    --------------    --------------    --------------

      Total expenses                                             287,895           296,580           864,660         1,159,357
                                                          --------------    --------------    --------------    --------------

NET INCOME (LOSS)                                         $     (134,095)   $     (228,573)   $     (606,645)   $      779,260
                                                          ==============    ==============    ==============    ==============

NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding                     12,556,112        13,275,846        13,090,147        13,935,935
                                                          ==============    ==============    ==============    ==============

  Net income (loss) per weighted
  average General Partner and
  Limited Partner Unit                                    $      (0.0107)   $      (0.0172)   $      (0.0463)   $       0.0559
                                                          ==============    ==============    ==============    ==============

Substantially all revenues and expenses are derived from the investment in MM
LLC.

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE NINE ENDED SEPTEMBER 30, 2004 AND 2003
                                   (unaudited)

                                                                      GENERAL          LIMITED
                                                    UNITS             PARTNER          PARTNERS            TOTAL
                                                --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 2002                                    149,307    $      185,021    $   17,255,541    $   17,440,562

Conversion of Units (Note 3)                        14,633,051                59             5,440             5,499

Net income                                                   -             8,390           770,870           779,260

Redemptions                                         (2,097,321)                -        (2,558,002)       (2,558,002)

Distributions                                                -              (653)          (61,634)          (62,287)
                                                --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2003                                12,685,037    $      192,817    $   15,412,215    $   15,605,032
                                                ==============    ==============    ==============    ==============

PARTNERS' CAPITAL,
  December 31, 2003                                 11,909,517    $      159,703    $   15,281,993    $   15,441,696

Conversion of Units (Note 3)                         2,266,687                 -               314               314

Net loss                                                     -            (7,568)         (599,077)         (606,645)

Redemptions                                         (1,931,967)                -        (2,123,572)       (2,123,572)
                                                --------------    --------------    --------------    --------------

PARTNERS' CAPITAL,
  September 30, 2004                                12,244,237    $      152,135    $   12,559,658    $   12,711,793
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

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of September 30, 2004, and the results of its operations for the three and nine months ended September 30, 2004 and 2003. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

     As of September 30, 2004 and December 31, 2003, the Partnership had an investment in ML Multi-Manager Portfolio LLC ("MM LLC") of $12,711,793 and $15,441,696, respectively. As of September 30, 2004, and December 31, 2003, the Partnership's percentage ownership share of MM LLC was 12.96% and 11.02%, respectively.

     Condensed statements of financial condition and statements of operations for MM LLC are set forth as follows:

                             SEPTEMBER 30,    DECEMBER 31,
                                 2004             2003
                            --------------   --------------
                             (UNAUDITED)
Assets                      $  102,069,659   $  148,476,219
                            ==============   ==============

Liabilities                 $    3,957,634   $    8,347,374
Members' Capital                98,112,025      140,128,845
                            --------------   --------------

Total                       $  102,069,659   $  148,476,219
                            ==============   ==============

                       FOR THE THREE MONTHS        FOR THE THREE MONTHS         FOR THE NINE MONTHS         FOR THE NINE MONTHS
                     ENDED SEPTEMBER 30, 2004    ENDED SEPTEMBER 30, 2003    ENDED SEPTEMBER 30, 2004    ENDED SEPTEMBER 30, 2003
                            (UNAUDITED)                 (UNAUDITED)                 (UNAUDITED)                  UNAUDITED)
                     ------------------------    ------------------------    ------------------------    ------------------------
Revenues             $                972,365    $                421,491    $              1,289,591    $             10,962,893

Expenses                            1,665,822                   1,528,145                   5,052,221                   6,582,622
                     ------------------------    ------------------------    ------------------------    ------------------------

Net income (loss)    $               (693,457)   $             (1,106,654)   $             (3,762,630)   $              4,380,271
                     ========================    ========================    ========================    ========================

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

     At September 30, 2004 and December 31, 2003, the Net Asset Values of the different series of Units were:

September 30, 2004
(unaudited)

                                                                  NET ASSET VALUE
                             NET ASSET VALUE    NUMBER OF UNITS       PER UNIT
                            ----------------   ----------------   ----------------
Series A 2003 Units         $     10,763,490         10,256,080   $         1.0495
Series 2004 Units                  1,891,990          1,987,682             0.9519
Series S Units                        56,313                475             118.55
                            ----------------   ----------------
                            $     12,711,793         12,244,237
                            ================   ================

December 31, 2003

                             NET ASSET VALUE    NUMBER OF UNITS   NET ASSET VALUE
                            ----------------   ----------------   ----------------
Series A 2003 Units         $     13,096,718    11,889,700.0000   $         1.1015
Series G Units                       415,800         3,752.0300             110.82
Series H Units                       495,479         4,842.1050             102.33
Series O Units                       599,734         4,616.7419             129.90
Series P Units                       251,706         1,899.0000             132.55
Series Q Units                        77,950           636.2408             122.52
Series R Units                       445,046         3,596.0000             123.76
Series S Units                        59,263           475.0000             124.76
                            ----------------   ----------------
                            $     15,441,696    11,909,517.1177
                            ================   ================

4.   ANNUAL DISTRIBUTIONS

     The Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit on Units issued prior to May 1, 1997. The Partnership may also pay discretionary distributions on such Series of Units of up to 50% of any Distributable New Appreciation, as defined on such Units. No distributions are payable on Units issued after May 1, 1997. The Principal Assurance Dates for Series A through R came to term on or before December 31, 2003 and were not renewed. The Series that remain outstanding at September 30, 2004 have 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay quarterly distributions. The Partnership has made the following distributions for the fiscal year ended December 31, 2003, and for the nine month period ended September 30, 2004:

                        DISTRIBUTION    FIXED-RATE    DISCRETIONARY
               SERIES       DATE       DISTRIBUTION    DISTRIBUTION
               ------   ------------   ------------   -------------
         2004
              None

         2003
              Series F    01/01/2003   $       3.50   $           -
              Series G    04/01/2003           3.50               -
              Series H    07/01/2003           3.50               -

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

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit (loss) on such derivative instruments as reflected in the Statements of Financial Condition of MM LLC. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by MM LLC as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     The General Partner, Merrill Lynch Investment Managers LLC ("MLIM LLC"), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by MM LLC, and include calculating the Net Asset Values of their respective Partnership accounts and MM LLC accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets, through MM LLC, among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual and unless it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through MM LLC, in its normal course of business, enters into various contracts with Merrill Lynch, Pierce, Fenner & Smith ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of MM LLC under Equity in commodity futures trading accounts in Net Unrealized profit on open contracts on the Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MONTH-END NET ASSET VALUE PER SERIES A 2003 UNIT

          JAN.        FEB.        MAR.        APR.        MAY         JUN.        JUL.        AUG.        SEP.
----------------------------------------------------------------------------------------------------------------
2003   $  1.0331   $  1.0654   $  1.0196   $  1.0262   $  1.0790   $  1.0620   $  1.0472   $  1.0434   $  1.0480

2004   $  1.1075   $  1.1504   $  1.1486   $  1.1082   $  1.0940   $  1.0602   $  1.0573   $  1.0502   $  1.0495

Performance Summary

All of the Partnership's trading assets are invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following commentary describes the trading results of MM LLC.

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

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

July 1, 2004 to September 30, 2004

MM LLC experienced gains in the interest rate, energy, agricultural commodities and metals sectors and losses in the stock indices and currency sectors. Overall, for the quarter, MM LLC experienced gains.

The interest rate sector posted gains for MM LLC for the quarter. In July, U.S. bond prices rallied for a second month on weaker employment data. Bond prices in Europe advanced, while in Japan they declined. U.S. fixed income trading was positive; gains in trading German Bunds were offset by losses in other international yield curves. In August, U.S. bond prices rallied early in the month following the release of lackluster payroll data. Bond prices in Europe also advanced. Strong gains were generated in U.S. and European fixed income trading. The interest rate sector turned around in September but gains still offset those losses for the quarter. U.S. Treasury markets reacted to the employment data with a violent sell-off at the beginning of the month, which caused the Advisors to reduce the portfolio's long exposure or change to a net short bias. Softer economic data eventually pushed longer-term maturities higher by the end of the month.

The energy sector posted profits throughout the quarter. Crude oil prices climbed as prices reached record levels. Energy markets had been driven higher on concerns about limited spare capacity from OPEC, growing demand globally, instability with Russian suppliers and terrorism. In August, crude oil reached a 21-year high mid-month before selling off. Short exposure to natural gas also contributed to performance. The energy sector continued to rally, as hurricanes in the southeastern U.S., higher demand from overseas and ongoing geopolitical tensions create supply concerns.

The agricultural commodities sector also posted a gain for the quarter. In July, the sector posted a gain for the month as cotton prices dropped allowing short exposures to generate profits. Corn also posted a significant decline, which was profitable for short positions. New crop soybeans, corn, and wheat are all trading in what has developed to be the best growing season in years. Weather conditions had been quite optimal, which lead many to believe that crops would have record yields. The market priced in a near term surplus for many of these markets. In August, the USDA gave a low crop estimate as there were forecasts of an early freeze following a cool summer and slow crop development all surprising the market and posting losses as the short positions were covered. In September, many grain markets resumed their downward trend, particularly soybeans, corn and cotton after rallying in August. This sell-off was based on fundamental data reported.

The metals sector also posted a small gain for the quarter despite losses in July and August. In July, industrial metals slightly detracted from performance, as gains in long copper exposure could not offset losses in nickel and aluminum positioning. Gold prices posted a modest gain during the month. In August, gains in short zinc exposure could not offset losses in long base metal positioning. Gold prices rose during the month, as weak economic data continued to drive down expectations of future rate hikes in the U.S. The sector posted a gain in September. Industrial metals, particularly copper added to performance, while exposure to precious metals contributed a small gain. Copper rallied based on increasing demand from China and tight supply conditions.

Trading in stock indices posted a loss for the quarter despite small gains posted in August. Major global equity markets recorded sharp declines in July with a lack of volatility. A short bias to U.S. early in the month allowed for some positive performance, but a long bias to most international equities detracted from performance. Exposure to Japan and European equities contributed most of the losses. Global equity indices were largely unchanged mid quarter after an initial sell-off and rally at the end of August. A short bias to global equities late in the quarter allowed for some positive performance and short positions were later covered toward the end of the quarter, as the markets changed direction. Gains in the U.S. outweighed losses in exposure to Asian and European equities. Global equity indices experienced a small rally during September. European equities outperformed the U.S. and Asian markets. Losses in the U.S. outweighed moderate gains in some of the international markets late in the quarter.

The currency sector posted the largest losses for the quarter for MM LLC. Currency markets remained choppy as the market continued to react to new releases of economic data. Weaker economic data was reported, particularly the employment report, and then went onto rally, based on a robust forecast for U.S. economic growth by Federal Reserve Chairman, Alan Greenspan. Gains made in trading Euro were offset by losses in the Swiss franc, British pound and Japanese yen. The market uncertainty about the future macroeconomic environment resulted in random price moves and a lack of any sustainable trends within the sector. August began with the U.S. dollar weakening, on soft economic data, most notably the payroll data and the trade deficit. In September, the positive non-farm payroll data initially caused an appreciation of the U.S. dollar, which later faded toward the end of the month, as the announcement of China joining the G-8 meeting re-ignited a U.S. dollar weakening.

JANUARY 1, 2003 TO SEPTEMBER 30, 2003

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

The agricultural commodities sector posted a gain for the third quarter. At the beginning of the third quarter, short exposure in corn generated strong profits as the U.S. government forecasts reported a record crop for this year. Supply and demand continued to drive the cattle market as prices rose sharply in the beginning of the third quarter. The middle of the third quarter grain markets exhibited a large price move as soybeans and corn rallied 16% and 14%, respectively. Weather drove prices up due to very little rain in the Midwest, where the majority of the U.S. crops grow. Trend-followers covered their short exposure to these markets and, by the middle of the quarter, went long, managing to recoup some of the losses. By the end of the third quarter, supply concerns drove the corn and soybean markets due to the fact the USDA reported a better than expected yield on corn and low yields on soybeans. Managers that were short corn took advantage of the decrease in price due to the high yields. Due to the USDA announcement regarding low soybean yields and low soybean harvest results, the price of soybean rallied by 13.8%. Most of the fundamental and systematic managers were able to profit from these developments.

The interest rate sector posted a small gain for the third quarter. At the beginning of the third quarter, the U.S. bond market suffered losses after the U.S. government announced its intentions to borrow a record amount to finance the huge deficit. European bonds were weaker, but outperformed the U.S. Profits were generated in the U.S. segment of the portfolio, primarily in the ten-year note, but negative performance from global bonds outweighed these gains. During the middle of the third quarter, interest rates posted a gain due to the massive sell-off in bonds during July which seemed to have found a base during the month of August. Despite a record $60 billion refunding program in the U.S., bonds managed a timid recovery after making new lows. Japanese Government Bonds lost five figures during this period with interest rates on hold at the short end of the curve in Europe and in the U.S. Trading was characterized by small ranges, which generated losses and Japanese Government Bond exposure outweighed moderate losses across other global fixed income markets. At the end of the third quarter short positions in the ten year and 30 year sector of the U.S. bond market generated losses, as yields dropped from 4.46% to 3.94% on the ten year.

The stock index sector posted the smallest gain for the third quarter. At the beginning of the third quarter, the equities were fairly quiet with strong gains being generated in trading global stock indices, primarily the Nikkei 225. During the middle of the quarter the losses in the S&P 500 and Dow Jones futures outweighed gains in other markets. However, the Japanese Nikkei was the star performer as it gained over 8% on strong economic numbers.

The currency sector posted a loss for the third quarter. At the beginning of the third quarter, the U.S. dollar appreciated relative to other currencies with losses being experienced in most positions specifically, the Australian dollar, the Canadian dollar and the British pound. Large reversals occurred in these carry-trades, as markets focused attention on economic fundamentals rather than yield differentials. During the middle of the third quarter the U.S. dollar appreciated relative to the European currencies. The third quarter ended with the G-7 summit directing the market to the idea that a weak U.S. dollar is important to global trade balance causing losses on trades with the U.S. dollar.

The energy sector posted a loss for the third quarter. OPEC maintained their output targets, demonstrating that they are comfortable with energy prices near the high end of the range. During the middle of the quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated in trading unleaded gas and crude oil, only to be reversed in September. Many of the systematic managers had difficulties trading crude oil in the last part of the third quarter as the price dropped from a high of $31.40 on September 3rd to a low of $26.65 on September 19th. This caused many managers to flip positions from long to short positions and incur losses.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         There are no pending legal proceedings to which the Partnership, MM LLC or MLIM LLC is a party.

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

          (b)  REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the first nine months of fiscal 2004.

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


                              ML PRINCIPAL PROTECTION L.P.
                              ----------------------------


                              By: MERRILL LYNCH INVESTMENT
                                  MANAGERS LLC
                                    General Partner


Date: November 15, 2004    By /s/ VINAY MENDIRATTA
                              --------------------
                              Vinay Mendiratta
                              Managing Director and Chief Operating Officer
                              - Alternative Strategies and Quantitative Advisers Divisions
                              (Principal Executive Officer)


Date: November 15, 2004    By /s/ PATRICK HAYWARD
                              -------------------
                           Patrick Hayward
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)