Form 10-K
period 2004-12-31
ML PRINCIPAL PROTECTION LP
filed 2005-03-31
CIK 917259

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                /X/ Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended: December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).
                                                                 Yes / /  No /X/

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant: the registrants are limited partnerships; as of February 1, 2005, limited partnership units with an aggregate value of $12,529,623 were outstanding and held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

The registrant's "2004 Annual Report and Report of Independent Registered Public Accounting Firm," the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II, Item and
Part IV hereof and filed as an Exhibit herewith. The Annual Report is available free of charge by contacting Alternative Investments Client Services at 1-877-465-8435.

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
                                     PART I

Item 1.       Business                                                                                   1

Item 2.       Properties                                                                                 7

Item 3.       Legal Proceedings                                                                          7

Item 4.       Submission of Matters to a Vote of Security Holders                                        7

                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
              Purchases of Equity Securities                                                             8

Item 6.       Selected Financial Data                                                                    9

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations     13

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk                                18

Item 8.       Financial Statements and Supplementary Data                                               19

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure      19

Item 9A.      Controls and Procedures                                                                   19

Item 9B.      Other Information                                                                         19

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                                        20

Item 11.      Executive Compensation                                                                    21

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
              Stockholder Matters                                                                       21

Item 13.      Certain Relationships and Related Transactions                                            22

Item 14.      Principal Accountant Fees and Services                                                    23

                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules                                                24

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

                  Merrill Lynch Investment Mangers, LLC ("MLIM LLC") is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers, LP ("MLIM") which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co., Inc. ("Merrill Lynch"). Merrill Lynch, Pierce, Fenner & Smith Incorporated ("MLPF&S"), a wholly-owned subsidiary of Merrill Lynch, is the Partnership's commodity broker. Prior to February 28, 2003, the general partner of the Partnership was MLIM Alternative Strategies LLC ("MLIM AS LLC"). On February 28, 2003, MLIM AS LLC assigned the general partnership interest and the management authority to MLIM LLC as part of an internal Merrill Lynch reorganization.

                  Many of the multi-advisor funds (the "Multi-Advisor Funds") sponsored by MLIM LLC allocate their assets to a number of the same independent advisors (the "Advisors"). MLIM LLC consolidated the trading accounts of nine of its Multi-Advisor Funds as of June 1, 1998. The consolidation was achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in ML Multi-Manager Portfolio LLC, a Delaware limited liability company, ("MM LLC") which opened a single account with each Advisor selected. On September 1, 2000, the Partnership joined MM LLC in a similar manner along with another Multi-Advisor Fund sponsored by MLIM LLC. MM LLC had been managed by MLIM AS LLC, before being managed by MLIM LLC, and MM LLC had no investors other than the Multi-Advisor Funds and served solely as the vehicle through which the assets of such Multi-Advisor Funds are combined in order to be managed through single rather than multiple accounts. The placement of assets into MM LLC did not change the operations or fee structure of the Partnership; therefore, the following notes also relate to the operation of the Partnership through its investment in MM LLC. The administrative authority over the Partnership remains with MLIM LLC.

                  Effective after the close of business on December 31, 2004, MM LLC liquidated and the Partnership invested in Global Horizons I L.P. Global Horizons I L.P. is a MLIM LLC managed limited partnership that has an investment strategy similar to MM LLC.

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

                  As of December 31, 2004, the Partnership's capitalization was $13,053,547 and the Net Asset Value per Series A 2003 Unit (the combined initial Series of Units), originally $1.000 as of January 1, 2003, had risen to $1.1087.

                  Through December 31, 2002, the highest month-end Net Asset Value of a Series A Unit before combination was $151.52 (adding back $29.50 in Distributions) (December 31, 2002) and the lowest was $101.04 (December 31,
1994).

                  From January 1, 2003 through December 31, 2004, the highest month-end Net Asset Value of a Series A Unit was $ 1.1504 (February 29, 2004) and the lowest was $1.0196 (March 31, 2003).

                  The outstanding Series of Units, which have not reached the Principal Assurance Date, as defined below, are entitled to fixed-rate annual distributions and may also receive certain discretionary distributions. No distributions are made on any Series of Units sold after May 1, 1997.

                  The Partnership is a "principal protected" commodity pool. Merrill Lynch provides the guarantee described below under Item 1(c), "Narrative Description of Business -- Merrill Lynch's 'Principal Protection' Undertaking to the Partnership" that all Units of any given Series will have a Net Asset Value -- after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 -- of at least their initial $100 subscription price as of a specified date after their issuance (the "Principal Assurance Date" for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter). This guarantee does not prevent substantial losses, but rather serves only as a form of "stop loss," limiting the maximum loss which investors who retain their Units until such Units' Principal Assurance Date can incur. In order to protect Merrill Lynch from any liability under its guarantee, MLIM LLC imposes substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Partnership's assets in the Partnership rather than investing such assets in for allocation to trading. If the Net Asset Value per Unit of a Series declines to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIM LLC would terminate trading with respect to such Series altogether in order to ensure that Merrill Lynch incurred no financial obligation to the Partnership under Merrill Lynch's guarantee of the minimum Net Asset Value per Unit of such Series. The Principal Assurance Dates for Series A through S came to term on or before December 31, 2004 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any "principal protection" feature and no longer pay annual distributions.

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

         (c)      NARRATIVE DESCRIPTION OF BUSINESS:

                  GENERAL

                  The Partnership traded, through its investment in MM LLC, in the international futures, options on futures, forwards and options on forward markets, with the objectives of achieving long-term capital appreciation while controlling performance volatility while assuring investors of at least a predetermined minimum Net Asset Value per Unit as of the Principal Assurance Date, with respect to those Series whose Principal Assurance Date has not passed. The Partnership's investment in MM LLC was allocated and reallocated by MLIM LLC to the trading management of the Advisors applying proprietary strategies in numerous markets. MLIM LLC may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing up to 50% more equity than the actual capital allocated to them. Effective after the close of business on December 31, 2004, the Partnership trades its investments through Global Horizons I L.P.

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

                  MERRILL LYNCH'S "PRINCIPAL PROTECTION" UNDERTAKING TO THE PARTNERSHIP

                  Merrill Lynch agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor's initial investment (plus distributions, if any). It is not a guarantee against the loss of the time value of such investment or a guarantee of profit. The Principal Assurance Dates for Series A through S came to term on or before December 31, 2004, respectively and were not renewed. The above Series Units remain outstanding, with 100% of its assets allocated to trading, without any "principal protection" feature and no longer pay annual distributions.

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

                  Prior to the opening of business on January 2, 2005, Series A 2003, Series 2004 and Series S were consolidated into a new series, Series 2005, with a $1.00 Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2004. The consolidation had no adverse economic effect on the investors. The General Partner contributed $733 to the Partnership, the amount necessary due to the effects of rounding, to insure that all investors received Units equal in value to their original holdings at December 31, 2004. The issuance of the new series was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The following is a listing of the number of new Units each investor received of Series 2005 for each Unit of their original series holding.

                        NUMBER
  SERIES               OF UNITS
  ------               --------
A 2003                 1.108721
2004                   1.005565
S                    125.174168

                  USE OF PROCEEDS AND INTEREST INCOME

                  MARKET SECTORS.

                  The Partnership traded, through MM LLC (and now trades through Global Horizons I L.P.), in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

                  MARKET TYPES.

                  The Partnership traded, through MM LLC (and now trades through Global Horizons I L.P.), on a variety of United States and foreign futures exchanges. Substantially all of the Partnership's off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

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

                  INTEREST PAID BY MERRILL LYNCH ON THE PARTNERSHIP'S U.S. DOLLAR AND NON U.S. DOLLAR ASSETS

                  All of the Partnership's U.S. dollar assets invested in MM LLC were maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credited MM LLC with interest at the prevailing 91-day U.S. Treasury bill rate. MM LLC was credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch paid to MM LLC, from possession of such assets.

                  Merrill Lynch charged the Partnership through MM LLC, Merrill Lynch's cost of financing realized and unrealized losses on MM LLC's non-U.S. dollar-denominated positions.

                  Effective after the close of business on December 31, 2004, the Partnership invests through Global Horizons I L.P. MLPF&S's and Merrill Lynch's arrangements with Global Horizons I L.P. are similar to the arrangements with MM LLC as outlined in the preceding two paragraphs.

         CHARGES

                  The following table summarizes the charges incurred by the Partnership during 2004, 2003, and 2002 allocated from MM LLC.

                                     2004                                 2003                                 2002
                       -----------------------------------------------------------------------------------------------------------
                                         % OF AVERAGE                          % OF AVERAGE                          % OF AVERAGE
                           DOLLAR          MONTH-END            DOLLAR           MONTH-END            DOLLAR          MONTH-END
   CHARGES                 AMOUNT          NET ASSETS           AMOUNT           NET ASSETS           AMOUNT          NET ASSETS
----------------------------------------------------------------------------------------------------------------------------------
Brokerage
Commissions            $     974,435              7.05%     $   1,166,016               7.01%     $   1,142,131               6.03%
Administrative Fee            33,581              0.24%            40,027               0.24%            38,071               0.20%
Profit Shares                216,979              1.57%           437,466               2.63%           273,852               1.45%
                       -----------------------------------------------------------------------------------------------------------
Total                  $   1,224,995              8.86%     $   1,643,509               9.88%     $   1,454,054               7.68%
                       ===========================================================================================================

                  The Partnership's average month-end Net Assets during 2004, 2003, and 2002 equaled $13,826,437, $16,639,849, and $18,933,468, respectively.

                  During 2004, 2003 and 2002, the Partnership earned directly or primarily through its investment in MM LLC $173,439, $180,856, and $364,235 in interest income, or approximately 1.25%, 1.09%, and 1.92% of the Partnership's average month-end Net Assets.

                         DESCRIPTION OF CURRENT CHARGES

RECIPIENT                  NATURE OF PAYMENT                  AMOUNT OF PAYMENT
---------                  -----------------                  -----------------
MLPF&S                     Brokerage Commissions              A flat-rate monthly commission of up to
                                                              0.604 of 1% (a 7.25% annual rate) of the
                                                              Partnership's month-end assets committed to
                                                              trading except for Series S. Series S pays
                                                              a flat monthly rate of 0.625 of 1% (a 7.50%
                                                              annual rate) of the Partnership's month-end
                                                              assets committed to trading.

                                                              During 2004, 2003 and 2002, the Partnership
                                                              paid round-turn commissions through its
                                                              investment in MM LLC. The estimated
                                                              aggregate round turn commission rate for MM
                                                              LLC for the year ended December 31, 2004,
                                                              2003 and 2002 was $45, $53, and $59,
                                                              respectively.

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

Other                      Bid-ask spreads                    Bid-ask spreads on forward and related
Counterparties                                                trades.

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

          (d)     FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS:

                  The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership's revenue derived from customers in foreign countries. However, the Partnership traded through its former investment in MM LLC (and trades through its present investment in Global Horizons I L.P.), on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

ITEM 2:  PROPERTIES

                  The Partnership does not use any physical properties in the conduct of its business.

                  The Partnership's offices are the offices of MLIM LLC (Merrill Lynch Investment Managers LLC, 222 Broadway, 27th Floor, New York, NY 10038-2510). MLIM LLC performs administrative services for the Partnership from MLIM LLC's offices.

ITEM 3:  LEGAL PROCEEDINGS

                  Neither the Partnership nor MLIM LLC has ever been the subject of material litigation. Merrill Lynch is the 100% indirect owner of MLIM LLC, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC or the Partnership.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF SECURITIES

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

         (b)      HOLDERS:

                  As of December 31, 2004, there were 647 holders of Units, including MLIM LLC.

         (c)      DIVIDENDS:

                  For Series issued on or prior to May 1, 1997, the Partnership makes annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. MLIM LLC may also make discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units. For those Series whose principal protection feature has not been renewed, currently Series A through S, the annual fixed rate distribution has been terminated.

As of December 31, 2004, 2003 and 2002, the Partnership had made the following distributions:

                                   DISTRIBUTION       FIXED-RATE    DISCRETIONARY
                    SERIES            DATE           DISTRIBUTION   DISTRIBUTION
                 -------------  ------------------  --------------  -------------
2004
                        none

2003
                    Series F          1/1/2003      $         3.50  $           -
                    Series G          4/1/2003                3.50              -
                    Series H          7/1/2003                3.50              -

2002
                    Series B          1/1/2002      $         3.50  $           -
                    Series C          4/1/2002                3.50              -
                    Series D          7/1/2002                3.50              -
                    Series E         10/1/2002                3.50              -
                    Series F          1/1/2002                3.50              -
                    Series G          4/1/2002                3.50              -
                    Series H          7/1/2002                3.50              -

         The Partnership does not make any distributions on any Series of Unit issued subsequent to May 1, 1997.

         (d)      SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION
                  PLANS:

                  Not applicable.

         (e)      RECENT SALES OF UNREGISTERED SECURITIES;

                  See Item 1(c) "Business-Narrative Description of Business-Consolidation of Series".

ITEM 5(b)
                  Not applicable.

ITEM 5(c)
                  Not applicable.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected financial data has been derived from the audited financial statements of the Partnership:

                                         FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR     FOR THE YEAR
                                            ENDED            ENDED            ENDED            ENDED            ENDED
                                         DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
INCOME STATEMENT DATA                        2004             2003             2002             2001             2000
--------------------------------------------------------------------------------------------------------------------------
TRADING REVENUES:

Trading profit (loss)
  Realized                               $   1,783,605    $   3,053,369    $   1,544,945    $   2,827,944    $     388,404
  Change in unrealized                        (626,506)         (28,995)         404,007       (1,336,518)       1,082,050
  Settlement proceeds                                -                -          308,142                -                -
                                         ---------------------------------------------------------------------------------
  Total trading revenues                     1,157,099        3,024,374        2,257,094        1,491,426        1,470,454
                                         ---------------------------------------------------------------------------------

INVESTMENT INCOME:
Interest                                       173,439          180,856          364,235          847,680        1,936,380
                                         ---------------------------------------------------------------------------------

EXPENSES:

  Brokerage commissions                        974,435        1,166,016        1,142,131        1,351,049        1,923,409
  Administrative fees (1)                       33,581           40,027           38,071           45,035           71,476
  Profit Shares                                216,979          437,466          273,852          250,522          270,203
                                         ---------------------------------------------------------------------------------
  Total expenses                             1,224,995        1,643,509        1,454,054        1,646,606        2,265,088
                                         ---------------------------------------------------------------------------------
Net Investment Loss                         (1,051,556)      (1,462,653)      (1,089,819)        (798,926)        (328,708)
Minority Interest in (Income) Loss (1)               -                -                -                -          (48,173)
                                         ---------------------------------------------------------------------------------
Net Income (Loss)                        $     105,543    $   1,561,721    $   1,167,275    $     692,500    $    (376,881)
                                         =================================================================================

                              DECEMBER 31,    DECEMBER 31,       DECEMBER 31,        DECEMBER 31,       DECEMBER 31,
BALANCE SHEET DATA                2004            2003               2002                2001               2000
--------------------------------------------------------------------------------------------------------------------
Aggregate Net Asset Value
  (Series A-S)               $  13,053,547   $  15,441,696      $   17,440,562       $ 21,305,280      $  26,698,851
                             -------------   -------------      --------------       ------------      -------------

Net Asset Value per Unit

  Series A 2003              $      1.1087   $      1.1015                 n/a                n/a                n/a
  Series A                             n/a             n/a      $       122.02(3)    $     112.51(4)   $      113.23(5)
  Series B                             n/a             n/a      $       117.26(3)    $     111.80(4)   $      111.96(5)
  Series C                             n/a             n/a      $       115.22(3)    $     107.78(4)   $      107.87(5)
  Series D                             n/a             n/a      $       112.09(3)    $     106.95(4)   $      107.16(5)
  Series E                             n/a             n/a      $       111.09(3)    $     108.39(4)   $      108.67(5)
  Series F                             n/a             n/a      $       107.58(3)    $     107.16(4)   $      107.43(5)
  Series 2004                $      1.0056   $      110.82(2)   $       106.25(3)    $     105.91(4)   $      106.12(5)
  Series H                             n/a   $      102.33(2)   $       101.65(3)    $     104.16(4)   $      104.40(5)
  Series K                             n/a             n/a      $       123.67       $     117.09      $      114.12
  Series L                             n/a             n/a      $       120.53       $     114.12      $      111.23
  Series M                             n/a             n/a      $       122.23       $     115.73      $      112.79
  Series N                             n/a             n/a      $       117.85       $     111.59      $      108.74
  Series O                             n/a   $      129.90      $       118.17       $     111.91      $      109.07
  Series P                             n/a   $      132.55      $       120.55       $     114.15      $      111.28
  Series Q                             n/a   $      122.52      $       111.44       $     105.53      $      102.89
  Series R                             n/a   $      123.76      $       112.54       $     106.57      $      103.39
  Series S                   $      125.18   $      124.76      $       113.44       $     107.41      $      104.76

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

                          ML PRINCIPAL PROTECTION L.P.
                                DECEMBER 31, 2004

 TYPE OF POOL: Multi-Advisor; Selected Advisor/Publicly-Offered/"Principal
                                 Protected"(1)
                     INCEPTION OF TRADING: October 12, 1994
                      AGGREGATE SUBSCRIPTIONS:$164,914,392
                       CURRENT CAPITALIZATION: $13,053,547
                   WORST MONTHLY DRAWDOWN:(2) (4.04)% (03/03)
             WORST PEAK-TO-VALLEY DRAWDOWN:(3) (7.88)% (11/01-02/02)

         Rates of Return are presented on a composite, not a Series-by-Series, basis.

                                  MONTHLY RATES OF RETURN(4)
         -------------------------------------------------------------------------
         MONTH               2004       2003       2002        2001        2000
         -------------------------------------------------------------------------
         January              0.54%       3.09%      (2.17)%     (0.32)%      1.11%
         February             3.85        2.93       (1.90)       0.92       (0.38)
         March               (0.15)      (4.04)       1.21        3.76       (0.87)
         April               (3.51)       0.62       (0.97)      (2.08)      (1.50)
         May                 (1.28)       4.95        1.00       (0.55)       0.72
         June                (3.09)      (1.52)       2.85        0.22       (1.21)
         July                (0.28)      (1.40)       1.56        0.04       (1.11)
         August              (0.67)      (0.37)       3.41        0.61        0.76
         September           (0.07)       0.43        1.29        0.84       (2.21)
         October              2.38        2.39       (1.83)       3.52        0.39
         November             3.06       (0.08)      (0.27)      (4.00)       4.75
         December             0.13        2.74        2.41       (0.01)       4.74

         Compound Annual
         Rate of Return       0.64%       9.85%       6.59%       2.75%       5.02%

                  All Units issued on or prior to May 1, 1997 commenced trading with 60%, and Units issued after May 1, 1997 with 75%, of their assets allocated to trading. Beginning May 1, 1998, all Units issued after May 1, 1997 have initially allocated their assets to trading.

                  (1) Pursuant to applicable CFTC regulations, a "Multi-Advisor" Partnership is defined as one that allocates no more than 25% of its Trading Assets to any single manager. The Partnership does not currently allocate more than 25% of its Trading Assets to any single Advisor but may do so in the future; consequently, it is referred to as a "Multi-Advisor; Selected Advisor" Partnership. Certain funds, including funds sponsored by MLIM LLC, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as "Principal Protected." The Merrill Lynch Guarantee and MLIM LLC- related deleveraging of the Partnership's trading provides the "Principal Protection" feature of the Partnership. The "Principal Protection" feature no longer applies to Series A through S as of December 31, 2004.

                  (2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 2000; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

                  (3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return since January 1, 2000 without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

                  (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

                   MONTH-END NET ASSET VALUE PER SERIES A UNIT
                      (SERIES A 2003 AFTER JANUARY 1, 2003)

                JAN.             FEB.             MAR.             APR.              MAY             JUNE
            ------------     ------------     ------------     ------------     ------------     ------------
2000        $     112.80(a)  $     112.46(a)  $     111.61(a)  $     110.11(a)  $     110.85(a)  $     109.67(a)

2001        $     112.97(b)  $     113.94(b)  $     117.81(b)  $     115.64(b)  $     115.09(b)  $     115.36(b)

2002        $     109.41(c)  $     106.60(c)  $     108.32(c)  $     106.88(c)  $     108.25(c)  $     112.26(c)

2003        $     1.0331     $     1.0654     $     1.0196     $     1.0262     $     1.0790     $     1.0620

2004        $     1.1075     $     1.1504     $     1.1486     $     1.1082     $     1.0940     $     1.0602

                JULY             AUG.            SEPT.             OCT.             NOV.             DEC.
            ------------     ------------     ------------     ------------     ------------     ------------
2000        $     108.61(a)  $     109.41(a)  $     107.25(a)  $     104.16(b)  $     108.59(b)  $     113.23(b)

2001        $     115.43(b)  $     116.10(b)  $     117.02(b)  $     118.36(c)  $     112.55(c)  $     112.51(c)

2002        $     114.29(c)  $     119.93(c)  $     121.70(c)  $     119.18(c)  $     118.81(c)  $     122.02(c)

2003        $     1.0472     $     1.0434     $     1.0480     $     1.0729     $     1.0721     $     1.1015

2004        $     1.0573     $     1.0502     $     1.0495     $     1.0744     $     1.1072     $     1.1087

(a) After reduction for the first, second, third and fourth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 1999.

(b) After reduction for the first, second, third, fourth and fifth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2000.

(c) After reduction for the first, second, third, fourth, fifth and sixth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2001.

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

2004

                  During 2004 all of the Partnership's assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2004 describes the trading results for MM LLC during the year.

                  The Partnership's overall trading performance was successful with trading in the interest rate sector proving to be the most profitable.

                  The interest rate sector was the most profitable for the Partnership, despite choppy trading conditions early in the year. Long exposure early in the year to most of the major global yield curves proved to generate positive results though overall exposure was light compared to historical exposure. Bond markets were fairly range bound during the second quarter however, yields on the U.S. ten-year note reached their highest levels since July 2002. U.S. Treasury markets reacted to the employment data during the third quarter with a strong sell-off, which caused the sector to reduce the long exposure to change to a net short bias. The Federal Reserve raised key interest rates by 25 basis points on September 21st and softer economic data eventually pushed longer-term maturities higher by the end of the quarter. The U.S. fixed income markets, particularly the front end, reversed their sell-off, which started in November, but rallied during the first week of December, only to reverse that trend during the last two weeks of the year.

                  The energy sector had the second highest gains for this Partnership. The upward trend in crude oil prices and related products continued in their secular bull market trend, in a very volatile fashion. Colder than expected winter months in the Northeast and Midwest U.S., instability with Russian suppliers, fears of worldwide terrorism, and active hurricane season in the U.S., all contributed to keeping prices high throughout the year. The end of the year did see a pull back from the all time highs in energy prices, due to both fundamental and technical factors, such as increased stockpiles and speculators trading the market.

                  Trading in agricultural commodities posted gains for the Partnership. In the beginning of the year, the USDA cut its forecast of the crop supply for both soybeans and corn, which sent prices surging. This long term rally continued through the second quarter on strong demand from Asia and lower estimates of supply from South America. Demand from China and diminishing supplies had kept prices high for quite some time. Small gains were posted in June, with cotton prices dropping allowing short exposures to generate profits. Corn also posted a significant decline during the month, which caused the portfolio to adjust positions from long to short. The USDA gave a low crop estimate as there were forecasts of an early freeze following a cool summer and slow crop development all surprising the market and posting losses as the short positions were covered. Cocoa had a volatile move in November as the political situation in the Ivory Coast deteriorated. The year ended with fundamental factors continuing to drive coffee prices higher, reaching over $1 per pound, a level not seen since July 2000.

                  The metals sector was not profitable for the Partnership. Despite gains in the first quarter and third quarter, the year was not profitable. The second quarter generated significant losses in both industrial and precious metals. The U.S. dollar strengthening and the fear of higher interest rates which would curb growth, caused base and precious metals to sell-off. Industrial metals, particularly copper, added to performance in the third quarter while exposure to precious metals contributed a small gain. Copper rallied primarily based on increasing demand from China and tight supply conditions. The year ended with the metals sector posting a loss, as gains in long industrials were outweighed by losses in long precious metal exposure. Gold experienced its first decline in six months.

                  Stock indices posted a loss for the Partnership. The market was choppy throughout the year making trading difficult. The Partnership was able to realize some gains in the beginning of the year on long exposure to global equities from momentum based and fundamental models performing well. However, stock indices posted a loss that exceeded the gains from earlier in the first quarter. In April, the Japanese Nikkei experienced a sudden deterioration, which sent that market plunging approximately 5% in one day. Losses in the U.S. outweighed moderate gains in some of the international markets late in the third quarter. However, stock indices posted a strong gain the end of the year, as markets continued the upward trend on positive economic data, a decline in energy prices and increased overall confidence. Gains were made across the U.S., Asia and Europe.

                  The currency sector was the least profitable for the Partnership. The currency markets continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the beginning of the first quarter were lost. Early U.S. dollar strength reversed towards the end of the first quarter and at the quarter's close the U.S. dollar fell to a four year low against the Japanese yen. The U.S. dollar rebounded at the beginning of the second quarter only to weaken at the end of the quarter. The currency markets remained range bound versus the U.S. dollar throughout the third quarter. The year ended with the U.S. dollar continuing to decline against various other currencies.

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

THE DIFFERENT SERIES OF UNITS

                  During 2004 all Series of Units were invested in MM LLC and were subject to the same method of calculating their fees (and effective after the close of business on December 31, 2004, all Series of Units are invested in Global Horizons I L.P. and are subject to the same method of calculating their fees). Furthermore, any discretionary action taken by MLIM LLC -- e.g., adjusting trading leverage -- must be done in such a way that all Units have the same percentage of capital allocated to trading after the adjustment (this restructuring applies only to Units issued after May 1, 1997). Despite these fundamental similarities among the different Series, because the Series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data
         ML Principal Protection LP

Net Income by Quarter
Eight Quarters through December 31, 2004

                                 FOURTH           THIRD           SECOND              FIRST
                                 QUARTER         QUARTER          QUARTER            QUARTER
                                  2004             2004            2004               2004
                             --------------   --------------    --------------    --------------
Total Income                 $    1,072,523   $      153,800    $   (1,003,314)   $    1,107,529
Total Expenses                      360,335          287,895           121,114           455,651
                             --------------   --------------    --------------    --------------
Net Income (loss)            $      712,188   $     (134,095)   $   (1,124,428)   $      651,878
                             ==============   ==============    ==============    ==============

Net Income (loss) per Unit   $       0.0588   $      (0.0107)   $      (0.0876)   $       0.0470

                                FOURTH             THIRD           SECOND               FIRST
                               QUARTER            QUARTER          QUARTER             QUARTER
                                 2003               2003            2003                2003
                             --------------   --------------    --------------    --------------
Total Income                 $    1,266,613    $      68,007    $    1,126,669    $      743,941
Total Expenses                      484,152          296,580           448,162           414,615
                             --------------   --------------    --------------    --------------
Net Income (loss)            $      782,461   $     (228,573)   $      678,507    $      329,326
                             ==============   ==============    ==============    ==============

Net Income (loss) per Unit   $       0.0627    $     (0.0172)   $       0.0489    $       0.0225

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

ITEM 9B: OTHER INFORMATION

                  Not applicable.

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

                  Andrew Donahue was born in 1950. Mr. Donahue is the General Counsel of MLIM LLC, Merrill Lynch Investment Managers, L.P. and Fund Asset Management, L.P. since March 2003. Previously, Mr. Donahue worked at Oppenheimer Funds, Inc., where he most recently served as executive vice president and general counsel responsible for the firm's legal and compliance functions and regulatory matters. He received his Bachelor of Arts from Hofstra University and his Judicial Degree from New York University School of Law.

                  Patrick Hayward was born in 1967. Mr. Hayward has been the Chief Financial Officer for MLIM Americas Institutional and Registrant since June 2002. Mr. Hayward previously served as Vice President and Divisional Financial Officer for Societe Generale from December 2001 to June 2002; Vice President and Controller of SG Cowen Asset Management, Inc. from December 1999 to December 2001; Controller and Operations Manager for Compass Group, LLC from July 1997 to November 1999; Controllers Associate for Morgan Stanley & Co. from April 1993 to July 1997; and Senior Accountant for Ernst & Young from September 1989 to April 1993. He received his Bachelor of Arts from College of William & Mary.

                  As of December 31, 2004, the principals of MLIM LLC had no investment in the Partnership, and MLIM LLC's general partner interest in the Partnership was valued at $160,719. Since February 28, 2003 MLIM LLC acts as general partner to three public futures funds whose units of limited partnership interest are registered under the Securities Exchange Act of 1934: ML Futures Investments L.P., ML Global Horizons L.P., and the Partnership. Because MLIM LLC serves as the sole general partner of each of these funds, the officers and managers of MLIM LLC effectively manage them as officers and directors of such funds.

         (c)      IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES:

                           None.

         (d)      FAMILY RELATIONSHIPS:

                           None.

         (e)      BUSINESS EXPERIENCE:

                           See Item 10(a) and (b) above.

         (f)      INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS:

                           None.

         (g)      PROMOTERS AND CONTROL PERSONS:

                           Not applicable.

         (h)      AUDIT COMMITTEE FINANCIAL EXPERT:

                           Not applicable. (Neither the Partnership nor MLIM LLC
has an audit committee.)

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         (a)      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS:

         As of December 31, 2004, no person or "group" is known to be or have been the beneficial owner of more than 5% of the Units.

         (b)      SECURITY OWNERSHIP OF MANAGEMENT:

                  As of December 31, 2004, MLIM LLC owned 146,547 Units (Unit-equivalent general partnership interests), which was approximately 1.23% of the total Units outstanding.

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

                  In 2004, MM LLC expensed directly: (i) Brokerage Commissions of $5,788,977 to MLPF&S, which included $658,558 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $175,085 to MLIM LLC. In addition, MLIM LLC and its affiliates may have derived certain economic benefit from possession of the Partnership's assets, as well as from foreign exchange and EFP trading.

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

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

         (a)      AUDIT FEES

                  Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership's financial statements as of and for the year ended December 31, 2004 were $23,550.

                  Aggregate fees billed for these services for the year ended December 31, 2003 were $25,500.

         (b)      AUDIT-RELATED FEES

                  There were no other audit-related fees billed for the years ended December 31, 2004 or 2003 related to the Partnership.

         (c)      TAX FEES

                  Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnerships tax returns for the year ended December 31, 2004 were $66,000.

                  Aggregate fees billed for these services for the year ended December 31, 2003 were $120,000.

         (d)      ALL OTHER FEES

                  No fees were billed to Deloitte & Touche LLP nor Deloitte Tax LLP during the years ended December 31, 2004 or 2003 for any other professional services in relation to the Partnership.

                  Neither the Partnership nor MLIM LLC has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

                                     PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                                                      PAGE
                                                                                                      ----
         1.       FINANCIAL STATEMENTS (FOUND IN EXHIBIT 13.01):

                  Report of Independent Registered Public Accounting Firm                                1

                  Statements of Financial Condition as of December 31, 2004 and 2003                     2

                  For the years ended December 31, 2004, 2003 and 2002:
                           Statements of Income                                                          3
                           Statements of Changes in Partners' Capital                                    4

                  Financial Data Highlights for the year ended December 31, 2004                         5

                  Notes to Financial Statements                                                       6-13

         2.       FINANCIAL STATEMENT SCHEDULES:

                  Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial statements or notes thereto.

         3.       EXHIBITS:

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

1.01(a)                    Form of Selling Agreement Amendment among the
                           Partnership, MLIM LLC, MLPF&S, the Selling Agent and the Advisors.

EXHIBIT 1.01(a):           Is incorporated herein by reference from Exhibit
                           1.01(a) contained in the Registrant's report on Form
                           10-K for the year ended December 31, 2004.

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

13.01                      2004 Annual Report and Report of Independent
                           Registered Public Accounting Firm.

EXHIBIT 13.01:             Is filed herewith.

13.01 (a)                  2004 Annual Report and Independent Auditors' Report
                           for the following Trading Limited Liability Company
                           sponsored by MLIM Alternative Strategies LLC: ML
                           Multi-Manager Portfolio LLC

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURE                    TITLE                                              DATE
---------                    -----                                              -----
/s/Vinay Mendiratta          Managing Director and Chief Operating Officer      March 31, 2005
-------------------          - Alternative Strategies and Quantitative
Vinay Mendiratta             Advisers Divisions
                             (Principal Executive Officer)

/s/Fabio P. Savoldelli       Managing Director and Chief Investment Officer     March 31, 2005
----------------------       - Alternative Strategies Division
Fabio P. Savoldelli

/s/James Kase                President and Chief Marketing Officer              March 31, 2005
-------------
James Kase

/s/Andrew Donahue            General Counsel                                    March 31, 2005
-----------------
Andrew Donahue

/s/Patrick Hayward           Chief Financial Officer                            March 31, 2005
------------------           (Principal Financial and Accounting Officer)
Patrick Hayward


(Being the principal executive officer, the principal financial and accounting officer and a majority of the directors of MLIM Alternative Strategies LLC)

MERRILL LYNCH INVESTMENT     General Partner of Registrant                      March 31, 2005
MANAGERS LLC

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date: March 31, 2005
-----------------------

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

     b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: March 31, 2005
-----------------------

By /s/ PATRICK HAYWARD
   -------------------
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                  EXHIBIT 32.01

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML Principal Protection L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Vinay Mendiratta, Managing Director and Chief Operating Officer-Alternative Strategies and Quantitative Advisors Divisions of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
-----------------------

By /s/ VINAY MENDIRATTA
   --------------------
Vinay Mendiratta
Managing Director and Chief Operating Officer
-  Alternative Strategies and Quantitative Advisers Divisions
(Principal Executive Officer)

                                  EXHIBIT 32.02

                           SECTION 1350 CERTIFICATION

In connection with this annual report of ML Principal Protection L.P. (the "Company") on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (this "Report"), I, Patrick Hayward, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1. This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: March 31, 2005
-----------------------

By /s/ PATRICK HAYWARD
Patrick Hayward
Chief Financial Officer
(Principal Financial and Accounting Officer)

                          ML PRINCIPAL PROTECTION L.P.

                       ANNUAL REPORT FOR 2004 ON FORM 10-K

                                INDEX TO EXHIBITS

                     EXHIBIT
                     -------
Exhibit 13.01        2004 Annual Report and Report of Independent Registered
                     Accounting Firm

Exhibit 13.01(a) 2004 Annual Report and Independent Auditors' Report for the following Trading Limited Liability Company sponsored by MLIM LLC:
                     ML Multi-Manager Portfolio LLC