Form 10-Q
period 2005-03-31
ML PRINCIPAL PROTECTION LP
filed 2005-05-16
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2005

                   OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

            Delaware                         13-3750642 (Registrant)
---------------------------------            -----------------------
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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                  MARCH 31,
                                                                    2005          DECEMBER 31,
                                                                (UNAUDITED)          2004
                                                               --------------   --------------
ASSETS

Equity in commodity futures trading accounts:
  Cash                                                         $      512,483   $      509,498
Investment in Global Horizons                                      12,083,012                -
Receivable from MM LLC                                                      -       13,053,547
Accrued interest receivable                                             1,121              964
                                                               --------------   --------------

         TOTAL                                                 $   12,596,616   $   13,564,009
                                                               ==============   ==============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
Redemptions payable                                            $      142,391   $       79,561
Payable to Global Horizons                                            371,213          430,901
                                                               --------------   --------------

       Total liabilities                                              513,604          510,462
                                                               --------------   --------------
PARTNERS' CAPITAL:
 General Partners (160,738 and 11,905,083 Units)                      157,334          160,719
 Limited Partners (12,183,681 and 11,758,530 Units)                11,925,678       12,892,828
                                                               --------------   --------------

       Total partners' capital                                     12,083,012       13,053,547
                                                               --------------   --------------

         TOTAL                                                 $   12,596,616   $   13,564,009
                                                               ==============   ==============
NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                               FOR THE THREE    FOR THE THREE
                                                                MONTHS ENDED     MONTHS ENDED
                                                                 MARCH 31,        MARCH 31,
                                                                    2005             2004
                                                               --------------   --------------
TRADING REVENUE (LOSS):
  Trading profit (loss):
  Realized                                                     $      (77,128)  $    1,351,816
  Change in unrealized                                                (21,680)        (280,280)
                                                               --------------   --------------

       Total trading revenue (loss)                                   (98,808)       1,071,536
                                                               --------------   --------------
INVESTMENT INCOME

  Interest                                                             72,324           35,993
                                                               --------------   --------------
EXPENSES:
  Profit Shares                                                        33,958          175,014
  Brokerage commissions                                               211,003          271,299
  Administrative fees                                                   7,276            9,338
                                                               --------------   --------------

       Total expenses                                                 252,237          455,651
                                                               --------------   --------------

NET INVESTMENT LOSS                                                  (179,913)        (419,658)
                                                               --------------   --------------

NET INCOME (LOSS)                                              $     (278,721)  $      651,878
                                                               ==============   ==============
NET INCOME (LOSS) PER UNIT:
  Weighted average number of General Partner
  and Limited Partner Units outstanding                            12,629,531       13,873,073
                                                               ==============   ==============
  Net income (loss) per weighted average
  General Partner and Limited Partner Unit                     $      (0.0221)  $       0.0470
                                                               ==============   ==============

Substantially all items of income and expense are derived from the investment in Global Horizons or MM LLC. (Note 2)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)

                                                           GENERAL           LIMITED
                                           UNITS           PARTNER           PARTNERS           TOTAL
                                      --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 DECEMBER 31, 2003                        11,909,517    $      159,703    $   15,281,993    $   15,441,696

Conversion of Units (Note 3)               2,266,687                 -               314               314

Net income                                         -             6,807           645,071           651,878

Redemptions                               (1,161,812)                -        (1,307,162)       (1,307,162)
                                      --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 MARCH 31, 2004                           13,014,392    $      166,510    $   14,620,216    $   14,786,726
                                      ==============    ==============    ==============    ==============
PARTNERS' CAPITAL,
 DECEMBER 31, 2004                        11,905,083    $      160,719    $   12,892,828        13,053,547

Conversion of Units (Note 3)               1,149,203                19               714               733

Net loss                                           -            (3,404)         (275,317)         (278,721)

Redemptions                                 (709,861)                -          (692,547)         (692,547)
                                      --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
 MARCH 31, 2005                           12,344,425    $      157,334    $   11,925,678    $   12,083,012
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

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of March 31, 2005, and the results of its operations for the three months ended March 31, 2005 and 2004. The operating results for the interim periods may not be indicative of the results for the full year.

     Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

2.   INVESTMENTS

     Effective December 31, 2004, the Partnership redeemed its entire interest in ML Multi-Manager LLC ("MM LLC") and proceeds were invested on January 2, 2005 in Global Horizons I L.P. ("Global Horizons"), formerly known as ML Global Horizons L.P.

     As of March 31, 2005 the Partnership had an investment in Global Horizons of $12,083,012 and the Partnership's percentage ownership share of Global Horizons was 4.61%.

Condensed statement of financial condition and statements of operations for Global Horizons and MM LLC are set forth as follows:

                                 GLOBAL HORIZONS                 MM LLC
                            -------------------------   -------------------------
                                    MARCH 31,                 DECEMBER 31,
                                      2005                        2004
                                   (UNAUDITED)
                            -------------------------   -------------------------
     Assets                 $             276,827,516   $             101,421,710
                            =========================   =========================
     Liabilities            $              14,967,416   $             101,421,710
     Partners' Capital                    261,860,100                           -
                            -------------------------   -------------------------
     Total                  $             276,827,516   $             101,421,710
                            =========================   =========================

                                 GLOBAL HORIZONS                 MM LLC
                            -------------------------   -------------------------
                              FOR THE THREE MONTHS        FOR THE THREE MONTHS
                              ENDED MARCH 31, 2005        ENDED MARCH 31, 2004
                                   (UNAUDITED)                 (UNAUDITED)
                            -------------------------   -------------------------
     Trading Revenues
     and
     Interest Income        $                 163,766   $                5,608,071

     Expenses                               4,834,520                    2,477,284
                            -------------------------   -------------------------

     Net income (loss)      $              (4,670,754)  $                3,130,787
                            =========================   ==========================

3.   NET ASSET VALUE PER UNIT

     Prior to the opening of business on January 2, 2005, Series A 2003, Series 2004 and Series S were consolidated into a new series, Series 2005, with a $1.00 Unit Net Asset Value. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2004. The consolidation had no adverse economic effect on the investors. MLIM LLC contributed $733 to the Partnership, the amount necessary due to the effects of rounding, to ensure that all investors received Units equal in value to their original holdings at December 31, 2004. The following is a listing of the number of new Units each investor received of Series 2005 for each Unit of their original series holding:

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

     After the series consolidations, the brokerage commission rates for Series 2005 and Series 2004 were reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

     At March 31, 2005 and December 31, 2004, the Net Asset Values of the different series of Units were:

     March 31, 2005
     (unaudited)

                                                                   Net Asset Value
            Series       Net Asset Value       Number of Units        per Unit
            ------       ---------------       ---------------     ---------------
             2005        $    12,083,012            12,344,419          $   0.9788
                         ===============       ===============

     December 31, 2004

                                                                   NET ASSET VALUE
            SERIES       NET ASSET VALUE       NUMBER OF UNITS         PER UNIT
            ------       ---------------       ---------------     ---------------
     A 2003 Units        $    11,000,919             9,922,463     $        1.1087
     2004 Units                1,993,167             1,982,139              1.0056
     S Units                      59,461                   475              125.17
                         ---------------       ---------------
                         $    13,053,547            11,905,077
                         ===============       ===============

4.   FAIR VALUE AND OFF-BALANCE SHEET RISK

     The Partnership invests indirectly in derivative instruments as a result of its investment in Global Horizons, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks, which cannot be presented on the financial statements. The following summarizes, resulting from its investment in Global Horizons, some of those risks.

     MARKET RISK

     Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

     Merrill Lynch Investment Managers ("MLIM LLC"), The General Partner, has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the Advisors selected from time to time by the General Partner of Global Horizons, calculating the Net Asset Value of their respective Partnership's accounts and Global Horizons' accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge Advisors to reallocate positions, or itself reallocate Partnership assets through Global Horizons among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

     The Partnership, through Global Horizons, has credit risk with respect to non-performance of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch entities as clearing brokers.

     The Partnership, through Global Horizons, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of Global Horizons in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                MONTH-END NET ASSET VALUE PER SERIES A 2003 UNIT

                          JAN.        FEB.        MAR.
               --------------------------------------------
                2004     $1.1075     $1.1504    $ 1.1486

                 MONTH-END NET ASSET VALUE PER SERIES 2005 UNIT

                          JAN.        FEB.        MAR.
               --------------------------------------------
                2005     $0.9659     $0.9763     $0.9788

     Performance Summary

     All of the Partnership's trading assets are invested in Global Horizons. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following commentary describes the trading results of Global Horizons.

     January 1, 2005 to March 31, 2005

     The Partnership posted a loss for the first quarter. Losses in the currency and global equity sectors outweighed gains experienced in the agricultural sector.

     The interest rate sector was the best performing sector for the Partnership. The Partnership benefited from long U.S. dollar positions versus the Euro and long Euro and Japanese fixed incomes. Systematic, long-term trend followers also posted gains in the interest rate sector.

     The energy sector was the second highest performing sector for the Partnership. Gains were experienced in the energy sector as the Partnership benefited from long positions in crude oil and gas as these industries profited. Gains were also posted in long crude oil and heating oil positions.

     The agricultural sector also performed well for the quarter. Gains were experienced from long positions in cattle and hog markets. Short grain positions and long soybean positions detracted from performance mid-quarter. However, the quarter ended with gains posted due to coffee, which experienced a lack of supply and a growing demand.

     The metals sector posted a gain for the quarter. The Partnership benefited from long positions in base and precious metals, such as gold, copper and zinc.

     The stock indices sector posted a loss for the quarter. Losses occurred in the beginning of the quarter due to a trend reversal from long global equities to short global equities. Profits were made through long positions on the FTSE index and Asian equities. Stock indices contributed negatively to performance as the equity markets declined at the end of the quarter.

     The currency sector posted the greatest loss for the Partnership. Losses at the beginning of the quarter were due to a trend reversal from short U.S. dollar positions to long U.S. dollar positions. Long Japanese yen and Swiss franc positions also experienced losses. With the U.S. Federal Reserve expressing concern about inflation, investors predicted that interest rates and the U.S. dollar would rise. This caused losses as investors fled from emerging currencies. Long Australian dollar and Mexican peso positions also contributed to negative performance.

     January 1, 2004 to March 31, 2004

     All of the Partnership's trading assets were invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following commentary describes the trading results of MM LLC.

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

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

     There are no pending legal proceedings to which the Partnership, Global Horizons, or MLIM LLC is a party.

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

     (b) Reports on Form 8-K

     There were no reports on Form 8-K filed during the first three months of fiscal 2005.

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


                                        ML PRINCIPAL PROTECTION L.P.

                                        By: MERRILL LYNCH INVESTMENT
                                            MANAGERS LLC
                                               General Partner

Date: May 16, 2005                   By /s/ FABIO P. SAVOLDELLI
                                        -----------------------
                                        Fabio P. Savoldelli
                                        Managing Director and Chief Investment Officer
                                        - Alternative Strategies Division
                                        (Principal Executive Officer)


Date: May 16, 2005                   By /s/ PATRICK HAYWARD
                                        -------------------
                                     Patrick Hayward
                                     Chief Financial Officer
                                     (Principal Financial and Accounting Officer)