Form 10-Q
period 2005-06-30
ML PRINCIPAL PROTECTION LP
filed 2005-08-12
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number  0-25000

                          ML PRINCIPAL PROTECTION L.P.
                          ----------------------------
                          (Exact Name of Registrant as
                            specified in its charter)

          Delaware                              13-3750642 (Registrant)
----------------------------                    -----------------------
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

                                  609-282-6996
                   -----------------------------------------
              (Registrant's telephone number, including area code)

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

                        STATEMENTS OF FINANCIAL CONDITION

                                                                            JUNE 30,
                                                                              2005         DECEMBER 31,
                                                                          (UNAUDITED)          2004
                                                                         --------------   --------------
ASSETS
Equity in commodity futures trading accounts:
  Cash                                                                   $      516,152   $      509,498
Investment in Global Horizons                                                11,317,586                -
Receivable from MM LLC                                                                -       13,053,547
Accrued interest receivable                                                       1,093              964
                                                                         --------------   --------------
      TOTAL ASSETS                                                       $   11,834,831   $   13,564,009
                                                                         ==============   ==============
LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES:
  Redemptions payable                                                    $       92,166   $       79,561
  Payable to Global Horizons                                                    425,079          430,901
                                                                         --------------   --------------
    Total liabilities                                                           517,245          510,462
                                                                         --------------   --------------
PARTNERS' CAPITAL:
 General Partner (160,738 and 146,547 Units)                                    154,858          160,719
 Limited Partners (11,586,554 and 11,758,530 Units)                          11,162,728       12,892,828
                                                                         --------------   --------------
    Total partners' capital                                                  11,317,586       13,053,547
                                                                         --------------   --------------
      TOTAL LIABILITIES AND PARTNERS' CAPITAL                            $   11,834,831   $   13,564,009
                                                                         ==============   ==============
NET ASSET VALUE PER UNIT (NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                           FOR THE THREE     FOR THE THREE      FOR THE SIX       FOR THE SIX
                                                           MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                             JUNE 30,          JUNE 30,          JUNE 30,          JUNE 30,
                                                               2005              2004              2005              2004
                                                          --------------    --------------    --------------    --------------
TRADING PROFITS (LOSSES):

    Realized                                              $      (57,679)   $     (407,303)   $     (134,807)   $      944,513
    Change in unrealized                                          11,946          (631,610)           (9,734)         (911,890)
                                                          --------------    --------------    --------------    --------------
      Total trading profits (losses)                             (45,733)       (1,038,913)         (144,541)           32,623
                                                          --------------    --------------    --------------    --------------
INVESTMENT INCOME

Interest Income                                                   76,600            35,599           148,924            71,592
                                                          --------------    --------------    --------------    --------------
EXPENSES:
  Brokerage commissions                                          200,310           239,616           411,313           510,915
  Administrative fees                                              6,907             8,262            14,183            17,600
  Profit shares                                                   19,699          (126,764)           53,657            48,250
                                                          --------------    --------------    --------------    --------------
      Total expenses                                             226,916           121,114           479,153           576,765
                                                          --------------    --------------    --------------    --------------
NET INVESTMENT LOSS                                             (150,316)          (85,515)         (330,229)         (505,173)
                                                          --------------    --------------    --------------    --------------
NET LOSS                                                  $     (196,049)   $   (1,124,428)   $     (474,770)   $     (472,550)
                                                          ==============    ==============    ==============    ==============
NET LOSS PER UNIT:
  Weighted average number of General Partner
    and Limited Partner Units outstanding                     11,893,205        12,841,255        12,261,368        13,357,165
                                                          ==============    ==============    ==============    ==============
  Net loss per weighted average General Partner
    and Limited Partner Unit                              $      (0.0165)   $      (0.0876)   $      (0.0387)   $      (0.0354)
                                                          ==============    ==============    ==============    ==============

Substantially all items of income and expense are derived from the investment in Global Horizons or MM LLC. (Note 2)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                 FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

                                                                               GENERAL           LIMITED
                                                              UNITS            PARTNER           PARTNERS           TOTAL
                                                          --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  December 31, 2003                                           11,909,517    $      159,703    $   15,281,993    $   15,441,696

Conversion of Units (Note 3)                                   2,266,687                 -               314               314

Net loss                                                               -            (6,006)         (466,544)         (472,550)

Redemptions                                                   (1,543,524)                -        (1,720,711)       (1,720,711)
                                                          --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  June 30, 2004                                               12,632,680    $      153,697    $   13,095,052    $   13,248,749
                                                          ==============    ==============    ==============    ==============
PARTNERS' CAPITAL,
  December 31, 2004                                           11,905,077    $      160,719    $   12,892,828    $   13,053,547

Conversion of Units (Note 3)                                   1,149,203                19               714               733

Net loss                                                               -            (5,880)         (468,890)         (474,770)

Redemptions                                                   (1,306,988)                -        (1,261,924)       (1,261,924)
                                                          --------------    --------------    --------------    --------------
PARTNERS' CAPITAL,
  June 30, 2005                                               11,747,292    $      154,858    $   11,162,728    $   11,317,586
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

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of June 30, 2005, and the results of its operations for the three and six months ended June 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

Effective December 31, 2004, the Partnership redeemed its entire investment in ML Multi-Manager LLC ("MM LLC") and the proceeds were invested on January 2, 2005 in Global Horizons I L.P. ("Global Horizons"), formerly known as ML Global Horizons L.P.

As of June 30, 2005 the Partnership had an investment in Global Horizons of $11,317,586 and the Partnership's percentage ownership share of Global Horizons is 4.05%.

Condensed statements of financial condition and statements of operations for Global Horizons LP and MM LLC are set forth as follows:

                                    JUNE 30,
                                     2005
                                  (UNAUDITED)
                               -----------------
Assets                         $     284,340,898
                               =================
Liabilities                    $       4,589,392
Partners' Capital                    279,751,506
                               -----------------
Total                          $     284,340,898
                               =================

                                        GLOBAL HORIZONS             MM LLC              GLOBAL HORIZONS             MM LLC
                                      --------------------    --------------------   --------------------    --------------------
                                      FOR THE THREE MONTHS    FOR THE THREE MONTHS    FOR THE SIX MONTHS      FOR THE SIX MONTHS
                                      ENDED JUNE 30, 2005     ENDED JUNE 30, 2004     ENDED JUNE 30, 2005     ENDED JUNE 30, 2004
                                           (UNAUDITED)             (UNAUDITED)            (UNAUDITED)              (UNAUDITED)
                                      --------------------    --------------------   --------------------    --------------------
 Trading Profits (Losses)
   and Interest Income                $          1,418,150    $          5,969,103   $          1,581,916    $            317,226

Expenses                                         5,061,337               2,459,957              9,895,857               3,386,399
                                      --------------------    --------------------   --------------------    --------------------
Net income (loss)                     $         (3,643,187)   $          3,509,146   $         (8,313,941)   $         (3,069,173)
                                      ====================    ====================   ====================    ====================

3.   NET ASSET VALUE PER UNIT

     Prior to the opening of business on January 2, 2005, Series A 2003, Series 2004 and Series S were consolidated into a new series, Series 2005, with a $1.00 Net Asset Value Per Unit. The aggregate Net Asset Value of each investor's new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2004. The consolidation had no adverse economic effect on the investors. Merrill Lynch Investment Managers LLC ("MLIM LLC"), the General Partner, contributed $733 to the Partnership, the amount necessary due to the effects of rounding, to ensure that all investors received Units equal in value to their original holdings at December 31, 2004. The following is a listing of the number of new Units each investor received of Series 2005 for each Unit of their original series holding:

                      NUMBER
      SERIES         OF UNITS
     --------       ----------
     A 2003           1.108721
     2004             1.005565
     S              125.174168

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

                  NUMBER
  SERIES         OF UNITS
---------       ----------
G               110.859969
H               102.336331
O               129.904347
P               132.546751
Q               122.531124
R               123.779041

After the series consolidations, the brokerage commission rates for Series 2004 was reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

At June 30, 2005 and December 31, 2004, the Net Asset Values of the different series of Units were:

     June 30, 2005
     (unaudited)

                                                                     NET ASSET VALUE
                                 NET ASSET VALUE   NUMBER OF UNITS       PER UNIT
                                 ---------------   ---------------   ---------------
     Series 2005 Units           $    11,317,586        11,747,292   $        0.9634
                                 ===============   ===============

     December 31, 2004

                                                                     NET ASSET VALUE
                                 NET ASSET VALUE   NUMBER OF UNITS       PER UNIT
                                 ---------------   ---------------   ---------------
     Series A 2003 Units         $    11,000,919         9,922,463   $        1.1087
     Series 2004 Units                 1,993,167         1,982,139   $        1.0056
     Series S Units                       59,461               475   $        125.18
                                 ---------------   ---------------
                                 $    13,053,547        11,905,077
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

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit/(loss) on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

MLIM LLC has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the advisors selected from time to time by the General Partner of Global Horizons, calculating the net asset value of their respective Partnership's accounts and Global Horizons accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an advisor-by-advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge advisors to reallocate positions, or itself reallocate Partnership assets through Global Horizons among advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MONTH-END NET ASSET VALUE PER SERIES A 2003 UNIT

              JAN.       FEB.       MAR.      APR.        MAY       JUN.
    ----------------------------------------------------------------------
    2004    $ 1.1075   $ 1.1504   $ 1.1486  $ 1.1082   $ 1.0940   $ 1.0602


                 MONTH-END NET ASSET VALUE PER SERIES 2005 UNIT

              JAN.       FEB.       MAR.      APR.        MAY       JUN.
    ----------------------------------------------------------------------
    2005    $ 0.9659   $ 0.9763   $ 0.9788  $ 0.9514   $ 0.9519   $ 0.9634

Performance Summary

All of the Partnership's trading assets are invested in Global Horizons as of January 1, 2005. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following 2005 commentary describes the trading results of Global Horizons.

JANUARY 1, 2005 TO JUNE 30, 2005

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

April 1, 2005 to June 30, 2005

The Partnership experienced gains in the interest rates and currencies sectors and losses in the remaining sectors.

Trading in interest rates posted gains for the Partnership, despite losses early in the quarter. The Partnership benefited from long positions in the 10-year German Bund. The long positions held by the Partnership in European and Japanese government bonds contributed to gains as well.

The currencies sector posted a gain as well for the quarter. Long positions in the British pound and Aussie dollar contributed early on in the quarter. Short positions to the British pound, Swiss franc and Euro enabled the Partnership to capitalize on trend reversals in the market in the latter half of the quarter.

Trading in stock indices attributed to overall trading losses for the Partnership despite gains posted in the second two months of the quarter. As equity markets declined, the stock indices market posted losses. Short positions of domestic equities slightly offset some of the gains attributed to global and European equities. Profits from long exposure in the European and U.S. equities were not enough to offset the losses incurred earlier in the quarter.

Trading in agricultural commodities posted losses for the quarter. Gains in exposure to hogs and soybeans were not enough to offset trading losses in other commodities. Long exposure to soymeal attributed to the losses as well.

Losses were posted throughout the quarter in the metals sector. Long positions in base metals detracted from performance. Complex base metals detracted from performance as well.

The energy sector posted the largest losses for the quarter. Crude oil and heating oil declined as crude oil fell in price, which negatively impacted trend followers.

JANUARY 1, 2004 TO JUNE 30, 2004

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        Not applicable

Item 4. Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner's Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

             There are no pending proceedings to which the Partnership, Global Horizons or MLIM LLC is a party.

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

               (b)  Reports on Form 8-K

             There were no reports on Form 8-K filed during the first six months of fiscal 2005.

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


                                  ML PRINCIPAL PROTECTION L.P.

                                  By: MERRILL LYNCH INVESTMENT
                                      MANAGERS LLC
                                         General Partner



Date: August 12, 2005          By /s/ FABIO P. SAVOLDELLI
                                  -----------------------
                                  Fabio P. Savoldelli
                                  Managing Director and Chief Investment Officer
                                  - Alternative Strategies Advisers Division
                                  (Principal Executive Officer)



Date: August 12, 2005          By /s/ PATRICK HAYWARD
                                  -------------------
                               Patrick Hayward
                               Chief Financial Officer
                               (Principal Financial and Accounting Officer)