Form 10-Q
period 2005-09-30
ML PRINCIPAL PROTECTION LP
filed 2005-11-14
CIK 917259

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).
                                                                  Yes / / No /X/

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                        STATEMENTS OF FINANCIAL CONDITION

                                                           SEPTEMBER 30,
                                                               2005           DECEMBER 31,
                                                            (UNAUDITED)           2004
                                                          ---------------   ---------------
ASSETS:
Equity in commodity futures trading accounts:
  Cash                                                    $       520,400   $       509,498
Investment in Global Horizons                                  10,739,128                 -
Receivable from MM LLC                                                  -        13,053,547
Accrued interest receivable                                         1,515               964
                                                          ---------------   ---------------

         TOTAL ASSETS                                     $    11,261,043   $    13,564,009
                                                          ===============   ===============

LIABILITIES AND PARTNERS' CAPITAL:
LIABILITIES:
  Payable to Global Horizons                              $       383,399   $             -
  Payable to MM LLC                                                     -           430,901
  Redemptions payable                                             138,516            79,561
                                                          ---------------   ---------------

     Total liabilities                                            521,915           510,462
                                                          ---------------   ---------------

PARTNERS' CAPITAL:
 General Partner (160,738 and 146,547 Units)                      154,127           160,719
 Limited Partners (11,038,997 and 11,758,530 Units)            10,585,001        12,892,828
                                                          ---------------   ---------------

     Total partners' capital                                   10,739,128        13,053,547
                                                          ---------------   ---------------

         TOTAL LIABILITIES AND PARTNERS' CAPITAL          $    11,261,043   $    13,564,009
                                                          ===============   ===============

NET ASSET VALUE PER UNIT (SEE NOTE 3)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 FOR THE THREE     FOR THE THREE     FOR THE NINE      FOR THE NINE
                                                 MONTHS ENDED      MONTHS ENDED      MONTHS ENDED      MONTHS ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,
                                                     2005              2004              2005              2004
                                                ---------------   ---------------   ---------------   ---------------
TRADING PROFITS (LOSSES):
  Realized                                      $        58,537   $      (465,277)  $       (76,270)  $       479,236
  Change in unrealized                                  (10,163)          574,570           (19,897)         (337,320)
                                                ---------------   ---------------   ---------------   ---------------

     Total trading profits (losses)                      48,374           109,293           (96,167)          141,916
                                                ---------------   ---------------   ---------------   ---------------

  Interest income                                        99,790            44,507           248,714           116,099
                                                ---------------   ---------------   ---------------   ---------------

EXPENSES:
  Brokerage commissions                                 194,385           237,038           605,698           747,953
  Administrative fees                                     6,703             8,172            20,886            25,772
  Profit shares                                           1,024            42,685            54,681            90,935
                                                ---------------   ---------------   ---------------   ---------------

     Total expenses                                     202,112           287,895           681,265           864,660
                                                ---------------   ---------------   ---------------   ---------------

NET INVESTMENT LOSS                             $      (102,322)  $      (243,388)  $      (432,551)  $      (748,561)
                                                ===============   ===============   ===============   ===============

NET LOSS                                        $       (53,948)  $      (134,095)  $      (528,718)  $      (606,645)
                                                ===============   ===============   ===============   ===============

NET LOSS PER UNIT:
  Weighted average number of General Partner
    and Limited Partner units outstanding            11,398,625        12,556,112        11,973,787        13,090,147
                                                ===============   ===============   ===============   ===============

  Net loss per weighted average General Partner
    and Limited Partner Unit                    $       (0.0047)  $       (0.0107)  $       (0.0442)  $       (0.0463)
                                                ===============   ===============   ===============   ===============

Substantially all items of income and expense are derived from the investment in Global Horizons or MM LLC for the three and nine months ended September 30. (Note 2)

See notes to financial statements.

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
               FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005
                                    AND 2004
                                   (unaudited)

                                                                      GENERAL           LIMITED
                                                     UNITS            PARTNER          PARTNERS            TOTAL
                                                ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  December 31, 2003                                  11,909,517   $       159,703   $    15,281,993   $    15,441,696

Conversion of Units (Note 3)                          2,266,687                 -               314               314

Net loss                                                      -            (7,568)         (599,077)         (606,645)

Redemptions                                          (1,931,967)                -        (2,123,572)       (2,123,572)
                                                ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  September 30, 2004                                 12,244,237   $       152,135   $    12,559,658   $    12,711,793
                                                ===============   ===============   ===============   ===============

PARTNERS' CAPITAL,
  December 31, 2004                                  11,905,077   $       160,719   $    12,892,828   $    13,053,547

Conversion of Units (Note 3)                          1,149,203                19               714               733

Net loss                                                      -            (6,611)         (522,107)         (528,718)

Redemptions                                          (1,854,545)                -        (1,786,434)       (1,786,434)
                                                ---------------   ---------------   ---------------   ---------------
PARTNERS' CAPITAL,
  September 30, 2005                                 11,199,735   $       154,127   $    10,585,001   $    10,739,128
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

                          ML PRINCIPAL PROTECTION L.P.
                        (A DELAWARE LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
                                   (unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of ML Principal Protection L.P. (the "Partnership") as of September 30, 2005, and the results of its operations for the three and nine month periods ended September 30, 2005 and 2004. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

2.   INVESTMENTS

Effective December 31, 2004, the Partnership redeemed its entire investment in ML Multi-Manager LLC ("MM LLC"), which commenced its liquidation process as of December 31, 2004, and the proceeds were invested prior to the opening of business on January 2, 2005 in Global Horizons I L.P. ("Global Horizons"), formerly known as ML Global Horizons L.P.

As of September 30, 2005 the Partnership had an investment in Global Horizons of $10,739,128 and the Partnership's percentage ownership share of Global Horizons is 3.82%.

Condensed statement of financial condition of Global Horizons and statements of operations for Global Horizons LP and MM LLC are set forth as follows:

                                                 SEPTEMBER 30,
                                                     2005
                                                  (UNAUDITED)
                                                ---------------
Assets                                          $   290,280,439
                                                ===============

Liabilities                                     $     8,832,573
Partners' Capital                                   281,447,866
                                                ---------------

Total                                           $   290,280,439
                                                ===============

                              GLOBAL HORIZONS                 MM LLC                GLOBAL HORIZONS                 MM LLC
                          ------------------------   ------------------------   ------------------------   ------------------------
                            FOR THE THREE MONTHS       FOR THE THREE MONTHS       FOR THE NINE MONTHS         FOR THE NINE MONTHS
                          ENDED SEPTEMBER 30, 2005   ENDED SEPTEMBER 30, 2004   ENDED SEPTEMBER 30, 2005   ENDED SEPTEMBER 30, 2004
                                (UNAUDITED)                (UNAUDITED)                (UNAUDITED)                (UNAUDITED)
                          ------------------------   ------------------------   ------------------------   ------------------------
Trading Profits (Losses)
  and Interest Income     $              3,831,311   $                972,365   $              5,413,227   $              1,289,591

Expenses                                 4,903,366                  1,665,822                 14,799,223                  5,052,221
                          ------------------------   ------------------------   ------------------------   ------------------------

Net loss                  $             (1,072,055)  $               (693,457)  $             (9,385,996)  $             (3,762,630)
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

                   NUMBER
SERIES            OF UNITS
------           ----------
A 2003             1.108721
G 2004             1.005565
S                125.174168

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

After the series consolidations, the brokerage commission rates for Series 2005 and Series 2004 was reduced to a monthly rate of 0.604 of 1% (a 7.25% annual rate).

At September 30, 2005 and December 31, 2004, the Net Asset Values of the different series of Units were:

September 30, 2005
(unaudited)

                                                                       NET ASSET VALUE
                              NET ASSET VALUE     NUMBER OF UNITS          PER UNIT
                              ---------------     ---------------      ---------------
Series 2005 Units             $    10,739,128          11,199,735      $        0.9589
                              ===============     ===============

December 31, 2004

                              NET ASSET VALUE     NUMBER OF UNITS      NET ASSET VALUE
                              ---------------     ---------------      ---------------
Series A 2003 Units           $    11,000,919           9,922,463      $        1.1087
Series 2004 Units                   1,993,167           1,982,139      $        1.0056
Series S Units                         59,461                 475      $        125.18
                              ---------------     ---------------
                              $    13,053,547          11,905,077
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

MARKET RISK

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership's allocation of net unrealized profit on open contracts on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership's exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

MLIM LLC has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the advisors selected from time to time by MLIM LLC, the General Partner of Global Horizons, calculating the net asset value of their respective Partnership's accounts and Global Horizons accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an advisor-by-advisor and on an overall Partnership basis. While MLIM LLC does not itself intervene in the markets to hedge or diversify the Partnership's market exposure, MLIM LLC may urge advisors to reallocate positions, or itself reallocate Partnership assets through Global

Horizons among advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLIM LLC's basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through Global Horizons, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith ("MLPF&S") acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of Global Horizons in the net realized profit on open contracts in the Statements of Financial Condition.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                MONTH-END NET ASSET VALUE PER SERIES A 2003 UNIT

                 JAN.         FEB.         MAR.          APR.          MAY          JUN.          JUL.          AUG.         SEP.
     ------------------------------------------------------------------------------------------------------------------------------
     2004     $  1.1075    $  1.1504    $  1.1486     $  1.1082     $  1.0940    $  1.0602     $  1.0573     $  1.0502    $  1.0495

                 MONTH-END NET ASSET VALUE PER SERIES 2005 UNIT

                 JAN.         FEB.         MAR.          APR.          MAY          JUN.          JUL.          AUG.         SEP.
     ------------------------------------------------------------------------------------------------------------------------------
     2005     $  0.9659    $  0.9763    $  0.9788     $  0.9514     $  0.9519    $  0.9634     $  0.9474     $  0.9607    $  0.9589

Performance Summary

All of the Partnership's trading assets are invested in Global Horizons as of January 2, 2005. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following 2005 commentary describes the trading results of Global Horizons.

JANUARY 1, 2005 TO SEPTEMBER 30, 2005

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

July 1, 2005 to September 30, 2005

The Partnership posted positive trading results, although the Partnership as a whole suffered losses for the third quarter. The energy sector generated the most gains, followed by stock indices and metals sectors. Trading losses were posted in the agriculture, currencies and interest rates sectors.

In August, large gains posted in the energy sector attributed to the majority of the Partnership's profits. Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains.

Trading in stock indices posted gains for the quarter despite small losses posted in August. Long positions in global equities contributed to profits early in the quarter as global markets rallied. Long European equities and Japanese Nikkei positions contributed to the profits in the latter part of the quarter.

Gains were also posted in the metals sector. Long metal positions, specifically copper, contributed as global growth increased speculation that demand, and therefore prices, would increase.

Trading in agricultural commodities posted a loss for the quarter. Short exposure to corn and long exposure to London coffee detracted from performance across the agricultural complex. Gains in London sugar and cotton were offset by losses in hogs and the soybean complex.

Losses were also posted from trading in the currency sector despite gains posted in September. China's revaluation of the yuan caused volatility across the currency markets. The U.S. dollar weakened based on higher oil prices and the potential Federal Reserve slowdown in September. British pounds detracted from performance in the foreign sector. Gains from long Australian dollar and short Euro positions were not enough to offset the losses.

Trading in the interest rate sector posted the largest losses for the quarter. A rally in bond prices attributed to losses. Long positions in Japanese and European government bonds as well as German bunds further detracted from performance.

JANUARY 1, 2004 TO SEPTEMBER 30, 2004

All of the Partnership's trading assets in 2004 were invested in MM LLC. The Partnership recognizes trading profits or losses as an investor in MM LLC. The following 2004 commentary describes the trading results of MM LLC.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.     Controls and Procedures

Merrill Lynch Investment Managers LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner's Principal Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period date of this quarterly report, and, based on this evaluation, has concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            There are no pending legal proceedings to which the Partnership, Global Horizons or MLIM LLC is a party.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

            (a) None.
            (b) None.
            (c) None.
            (d) None.

Item 3.     Defaults Upon Senior Securities

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information

            None.

Item 6.     Exhibits and Reports on Form 8-K.

             (a)  Exhibits

             The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and
31.02       Rule 13a-14(a)/15d-14(a) Certifications

EXHIBIT 31.01
AND 31.02:  Are filed herewith.

32.01 and
32.02       Section 1350 Certifications

EXHIBIT 32.01
AND 32.02:  Are filed herewith.

            (b)  REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the first nine months of fiscal 2005.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ML PRINCIPAL PROTECTION L.P.


                               By: MERRILL LYNCH INVESTMENT
                                   MANAGERS LLC
                                     (General Partner)


Date: November 14, 2005       By /s/ FABIO P. SAVOLDELLI
                                 -----------------------
                                 Fabio P. Savoldelli
                                 Managing Director and Chief Investment Officer
                                 - Alternative Strategies Advisers Division
                                 (Principal Executive Officer)


Date:  November 14, 2005      By /s/ PATRICK HAYWARD
                                 -------------------
                              Patrick Hayward
                              Chief Financial Officer
                              (Principal Financial and Accounting Officer)