Form 10-K
period 2005-12-31
ML PRINCIPAL PROTECTION LP
filed 2006-03-31
CIK 917259

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

or

☐ Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

Commission file number:  0-25000

ML PRINCIPAL PROTECTION L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3750642 (Registrant)
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o Merrill Lynch Alternative Investments LLC

Princeton Corporate Campus

800 Scudders Mill Road – Section 2-G

Plainsboro, New Jersey 08536

(Address of principal executive offices)

Registrant’s telephone number, including area code:  (609) 282-6996

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Limited Partnership Units

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act.

Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15 (d) of the Act.

Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether registrant is an accelerated filer (as defined by Rule 12b-2 of the Act).

Yes  ☐    No  ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Act).

Yes  ☐    No  ☒

As of February 1, 2006, limited partnership units with an aggregate value of $10,357,809 were outstanding and held by non-affiliates.

Documents Incorporated by Reference

The registrant’s 2005 Annual Report and Report of Independent Registered Public Accounting Firm, the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II, Item and Part IV hereof and filed as an Exhibit herewith. The Annual Report is available free of charge by contacting Merrill Lynch Alternative Investments Client Services at 1-877-465-8435.

ML PRINCIPAL PROTECTION L.P.

ANNUAL REPORT FOR 2005 ON FORM 10-K

i

PART I

Item 1:   Business

(a)           General Development of Business:

ML Principal Protection L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act on January 3, 1994 and commenced trading activities on October 12, 1994. The Partnership engages currently, through an investment in a limited liability company (see below) in the speculative trading of a portfolio of futures options on futures and forward contracts on a wide range of commodities. The Partnership’s objective is achieving, through speculative trading, substantial capital appreciation, over time.

Merrill Lynch Alternative Investments LLC (“MLAI”) is the general partner of the Partnership and is a wholly-owned subsidiary of Merrill Lynch Investment Managers LP (“MLIM”) which, in turn, is an indirect wholly-owned subsidiary of Merrill Lynch & Co. Inc. (“Merrill Lynch”). Prior to December 1, 2005, the general partner of the partnership was Merrill Lynch Investment Managers LLC (“MLIM LLC”). Merrill Lynch, Pierce, Fenner & Smith Incorporated (“MLPF&S”), a wholly-owned subsidiary of Merrill Lynch, is the Partnership’s commodity broker.

The multi-advisor funds (the “Multi-Advisor Funds”) sponsored by MLAI allocate their assets to a number of the same independent advisors (the “Advisors”). MLIM (the predecessor general partner of the Partnership) consolidated the trading accounts of nine of its Multi-Advisor Funds as of June 1, 1998. The consolidation was achieved by having these Multi-Advisor Funds close their existing trading accounts and invest in ML Multi-Manager Portfolio LLC, a Delaware limited liability company, (“MM LLC”) which opened a single account with each Advisor selected.

Effective after the close of business on December 31, 2004, MM LLC liquidated and the Partnership invested in Global Horizons I L.P. formerly ML Global Horizons L.P. (“Global Horizons”). Global Horizons is a MLAI managed limited partnership that has an investment strategy similar to MM LLC.

The Units were sold in separate Series, each of which has its own Net Asset Value. All Series trade pursuant to the same Advisor combination, but because they begin trading at different times they have different Net Asset Values and may have different percentages of their capital invested in Global Horizons.

As of December 31, 2005, the Partnership’s capitalization was $10,232,424 and the Net Asset Value per Series 2005 Unit (the combined initial Series of Units), originally $1.000 as of January 1, 2005, had fallen to $ 0.9621.

From January 1, 2003 through December 31, 2004, the highest month-end Net Asset Value of a Series A Unit was
$1.1504 (February 29, 2004) and the lowest was $1.0196 (March 31, 2003).

Through December 31, 2002, the highest month-end Net Asset Value of a Series A Unit before combination was $151.52 (adding back $29.50 in Distributions) (December 31, 2002) and the lowest was $101.04 (December 31, 1994).

The Partnership was a “principal protected” commodity pool. Merrill Lynch provided the guarantee described below under Item 1(c), “Narrative Description of Business — Merrill Lynch’s ‘Principal Protection’ Undertaking to the Partnership” that all Units of any given Series will have a Net Asset Value — after payment of all fixed-rate annual as well as discretionary distributions on such Units, in the case of Units sold on or prior to May 1, 1997 — of at least their initial $100 subscription price as of a specified date after their issuance (the “Principal Assurance Date” for such Series, seven years after issuance for all outstanding Series sold before May 1, 1997 and five years after issuance for all Series sold thereafter). This guarantee did not prevent substantial losses, but rather serves only as a form of “stop loss,” limiting the maximum loss which investors who retain their Units until such Units’ Principal Assurance Date can incur. In order to protect Merrill Lynch from any liability under its guarantee, MLIM LLC imposed substantial opportunity costs on the Partnership by deleveraging its trading, retaining a substantial portion of the Partnership’s assets in the Partnership rather than investing such assets in for allocation to trading. If the Net Asset Value per Unit of a Series declined to 110% or less of the present value of $100, plus any fixed-rate annual distributions due on such Series, discounted back from the Principal Assurance Date, MLIM LLC would terminate trading with respect to such Series altogether in order to ensure that Merrill Lynch incurred no financial obligation to the Partnership under Merrill Lynch’s guarantee of the minimum Net Asset Value per Unit of such Series. The Principal Assurance Dates for Series A through S came to term on or before December 31, 2004 and were not renewed. The above Series Units remain outstanding, with 100% of their assets allocated to trading, without any “principal protection” feature and no longer pay annual distributions.

(b)           Financial Information about Segments:

The Partnership’s business constitutes only one segment for financial reporting purposes, i.e., a speculative commodity pool. The Partnership does not engage in sales of goods or services.

(c)           Narrative Description of Business:

General

The Partnership traded, through its investment in Global Horizons, in futures, options on futures, and forwards contract in the major sectors of the world economy with the objective of achieving substantial capital appreciation over time. For the periods presented prior to the close of business on December 31, 2004, the Partnership traded its investments through MM LLC.

MLAI is the Partnership’s trading manager, with responsibility for selecting Advisors to manage Global Horizon’s assets, allocating and reallocating Global Horizon’s assets among different Advisors.

Considered as a whole, the Partnership, through its investment in Global Horizons (and former investment in MM LLC), trades in a diversified range of international markets. Certain Advisors considered individually, concentrate primarily on trading in a limited portfolio of markets. The composition of the “sectors” included in the Partnership’s portfolio varies substantially over time.

MLAI may, from time to time, direct certain individual Advisors to manage their Partnership accounts as if they were managing more equity than the actual capital allocated to them.

One of the objectives of the Partnership is to provide diversification for a limited portion of the risk segment of the Limited Partners’ portfolios. Commodity pool performance has historically often demonstrated a low degree of performance correlation with traditional stock and bond holdings. Since it began trading, the Partnership’s returns have, in fact, frequently been non-correlated with the United States stock and bond markets.

Merrill Lynch’s “Principal Protection” Undertaking to the Partnership

Merrill Lynch agreed to contribute sufficient capital to the Partnership so that it will have adequate funds, after adjusting for all liabilities to third parties, that the Net Asset Value per Unit of each Series will be no less than $100 as of the Principal Assurance Date for such Series (after the payment of all distributions, if any, on Units of such Series). This guarantee, which is effective with respect to any given Series as of the Principal Assurance Date for such Series, is a guarantee only of a return of an investor’s initial investment (plus distributions, if any). It is not a guarantee against the loss of the time value of such investment or a guarantee of profit. The Principal Assurance Dates for Series A through S came to term on or before December 31, 2004, respectively and were not renewed. Currently all Units have no principal protection feature and no longer pay annual distributions.

Operation of a Series after its Principal Assurance Date

MLAI may determine to dissolve a Series as of its Principal Assurance Date, to extend the Merrill Lynch guarantee for a certain period of time (resetting the minimum Net Asset Value per Unit of such Series guaranteed by Merrill Lynch) or to continue to operate such Series without a principal protection feature. Series A through S continue to operate without the “principal protection” feature.

Consolidation of Series

MLIM LLC after making the previously announced distributions for Series F and prior to the opening of business on January 2, 2003, consolidated those series that had come to term on or before December 31, 2002 (Series A through F and K through N) into a new series, Series A 2003, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor’s new Units was equal to the aggregate Net Asset Value of their original Units as of December 31, 2002. The consolidation had no economic effect on the investors. MLIM LLC contributed $5,499 to the Partnership, the amount necessary due to the effects of rounding, to insure all investors received Units equal in value to their original holdings at December 31, 2002. The following is a listing of the number of new Series A 2003 Units each investor received for each Unit of their original series holding.

Number
Series	of Units
A	122.021960
B	117.269077
C	115.242141
D	112.085339
E	111.088709
F	104.084994
K	123.799970
L	120.674078
M	122.310644
N	117.973383

Immediately following the distribution announcement and prior to the opening of business on January 2, 2004, Series G, H, and O through R, those series that had come to term on or before December 31, 2003, but after December 31, 2002, were consolidated into a new series, Series 2004, with a $1.00 per Unit Net Asset Value. The aggregate Net Asset Value of each investor’s new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2003. The consolidation had no adverse economic effect on the investors. MLIM LLC contributed $314 to the Partnership, the amount necessary due to the effects of rounding to insure all investors received Units equal in value to their original holdings at December 31, 2003. The following is a list of the number of new Units each investor received of Series 2004 for each Unit of their original series holding.

Number
Series	of Units
G	110.859969
H	102.336331
O	129.904347
P	132.546751
Q	122.531124
R	123.779041

Prior to the opening of business on January 2, 2005, Series A 2003, Series 2004 and Series S were consolidated into a new series, Series 2005, with a $1.00 Unit Net Asset Value. The aggregate Net Asset Value of each investor’s new Units is equal to the aggregate Net Asset Value of their original Units at December 31, 2004. The consolidation had no adverse economic effect on the investors. MLIM LLC contributed $733 to the Partnership, the amount necessary due to the effects of rounding, to insure that all investors received Units equal in value to their original holdings at December 31, 2004. The issuance of the new series was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. The following is a listing of the number of new Units each investor received of Series 2005 for each Unit of their original series holding.

Number
Series	of Units
A 2003	1.108721
2004	1.005565
S	125.174168

Use of Proceeds and Interest Income

Market Sectors.

The Partnership trades, through its investment in Global Horizons (and its former investment in MM LLC), in a diversified group of markets under the direction of multiple independent Advisors. These Advisors can, and do, from time to time, materially alter the allocation of their overall trading commitments among different market sectors. Except in the case of certain trading programs which are purposefully limited in the markets which they trade, there is essentially no restriction on the commodity interests which may be traded by any Advisor or the rapidity with which an Advisor may alter its market sector allocations.

Market Types.

The Partnership trades, through its investments in Global Horizons (and its former investment in MM LLC),  on a variety of United States and foreign futures exchanges. Substantially all of the Partnership’s off-exchange trading takes place in the highly liquid, institutionally based currency forward markets.

Many of the Partnership’s currency trades are executed in the spot and forward foreign exchange markets (the “FX Markets”) where there are no direct execution costs. Instead, the participants, banks and dealers, in the FX Markets take a “spread” between the prices at which they are prepared to buy and sell a particular currency and such spreads are built into the pricing of the spot or forward contracts with the Partnership. In its exchange of futures for physical (“EFP”) trading, the Partnership acquires cash currency positions through banks and dealers. The Partnership pays a spread when it exchanges these positions for futures. This spread reflects, in part, the different settlement dates of the cash and the futures contracts, as well as prevailing interest rates, but also includes a pricing spread in favor of the banks and dealers, which may include a Merrill Lynch entity.

As in the case of its market sector allocations, the Partnership’s commitments to different types of markets — U.S. and non-U.S., regulated and non-regulated — differ substantially from time to time as well as over time.

Custody of Assets.

All of the Partnership’s assets are currently held in customer accounts at MLPF&S.

Interest paid by Merrill Lynch on the Partnership’s U.S. Dollar and Non U.S. Dollar Assets

All of the Partnership’s U.S. dollar assets invested in Global Horizons were maintained at MLPF&S. On assets held in U.S. dollars, Merrill Lynch credited Global Horizons with interest at the prevailing 91-day U.S. Treasury bill rate. Global Horizons was credited with interest on any of its assets and net gains actually held by Merrill Lynch in non-U.S. dollar currencies at a prevailing local rate received by Merrill Lynch. Merrill Lynch may derive certain economic benefit, in excess of the interest, which Merrill Lynch paid to Global Horizons from possession of such assets.

Merrill Lynch charged the Partnership through Global Horizons, Merrill Lynch’s cost of financing realized and unrealized losses on Global Horizons,  non-U.S. dollar-denominated positions.

Prior to the opening of business on January 1, 2005, the Partnership invested through MM LLC. MLPF&S’s and Merrill Lynch’s arrangements with MM LLC were similar to the arrangements with Global Horizons as outlined in the preceding two paragraphs.

Charges

The following table summarizes the charges incurred by the Partnership during 2005, 2004, and 2003 allocated from MM LLC.

	2005		2004		2003
		% of Average		% of Average		% of Average
	Dollar	Month-End	Dollar	Month-End	Dollar	Month-End
Charges	Amount	Net Assets	Amount	Net Assets	Amount	Net Assets

Brokerage Commissions	$792,797	6.97%	$974,435	7.05%	$1,166,016	7.01%
Administrative Fee	27,338	0.24%	33,581	0.24%	40,027	0.24%
Profit Shares	55,410	0.49%	216,979	1.57%	437,466	2.63%
Total	$875,545	7.70%	$1,224,995	8.86%	$1,643,509	9.88%

The Partnership’s average month-end Net Assets during 2005, 2004, and 2003 equaled $11,368,154, $13,826,437, and $16,639,849, respectively.

During 2005, the Partnership earned directly or primarily through its investment in Global Horizons $353,414 in interest income, or approximately 3.11% of the Partnership’s average month-end Net Assets. During 2004 and 2003, the Partnership earned directly or primarily through its investment in MM LLC $173,439 and $180,856 in interest income, or approximately 1.25% and 1.09% of the Partnership’s average month-end Net Assets.

Description of Current Charges

Recipient	Nature of Payment	Amount of Payment
MLPF&S	Brokerage Commissions	A flat-rate monthly commission of up to 0.604 of 1% (a 7.25% annual rate) of the Partnership’s month-end assets committed to trading.

During 2005, 2004 and 2003, the Partnership paid round-turn commissions through its investment in Global Horizons and formerly MM LLC. The estimated aggregate round turn commission rate for Global Horizons for the year ended December 31, 2005 was $39. The estimated aggregate round turn commission rate for MM LLC for the years ended December 31, 2004 and 2003 was $45 and $53, respectively.

MLPF&S	Use of Partnership assets	Merrill Lynch may derive certain economic benefit from the deposit of certain of the Partnership’s U.S. dollar Available Assets.

MLAI	Administrative Fees

The Partnership pays MLAI a monthly administrative fee equal to 0.021 of 1% (a 0.25 of 1% annual rate) of the Partnership’s month-end total assets. MLAI pays the Partnership’s routine administrative costs.

Other Counterparties	Bid-ask spreads	Bid-ask spreads on forward and related trades.

Advisors	Profit Shares

All Advisors can receive quarterly or annual Profit Shares ranging from 20% to 25% (depending on the Advisor) of any New Trading Profit achieved by their Partnership account. Profit Shares are also paid upon the net reallocation of assets away from an Advisor and the redemption of Units. New Trading Profit is calculated separately in respect of each Advisor, irrespective of the overall performance of the Partnership. The Partnership may pay substantial Profit Shares during periods when it is incurring significant overall losses.

Advisors	Consulting Fees

MLPF&S pays the Advisors annual Consulting Fees ranging up to 2.5% of the Partnership’s average month-end assets allocated to them for management, after reduction for a portion of the brokerage commissions accrued with respect to such assets.

MLPF&S; Others	Extraordinary expenses	Actual costs incurred; none paid to date.

Regulation

MLAI, the Advisors and MLPF&S are each subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) and the National Futures Association (“NFA”). Other than in respect of its periodic reporting requirements under the Securities Exchange Act of 1934, and the registration of the Units for continuous public distribution under the Securities Act of 1933, the Partnership itself is generally not subject to regulation by the Securities and Exchange Commission (the “SEC”). However, MLAI itself is registered as an “investment adviser” under the Investment Advisers Act of 1940. MLPF&S is also regulated by the SEC and the National Association of Securities Dealers.

(i) through (xii) — not applicable.

(xiii)  The Partnership has no employees.

 (d)          Financial Information about Geographic Areas:

The Partnership does not engage in material operations in foreign countries, nor is a material portion of the Partnership’s revenue derived from customers in foreign countries. However, the Partnership trades through its investment in Global Horizons (and formerly through MM LLC), on a number of foreign commodity exchanges. The Partnership does not engage in the sales of goods or services.

Item 1A: Risk Factors

Past Performance Not Necessarily Indicative of Future Results

Past performance is not necessarily indicative of future results. Neither the Advisors’ nor the Partnership’s past performance may be representative of how they or it, respectively, may trade in the future.

Volatile Markets; Highly Leveraged Trading

Futures and forward trading is highly leveraged, and market price levels are volatile and materially affected by unpredictable factors such as weather and governmental intervention. The combination of leverage and volatility creates a high degree of risk.

Substantial Charges

The Partnership is subject to substantial charges.

The incentive compensation paid to the Advisors is based on the individual performance of each Advisor, not the overall performance of the Partnership. Historically, the Partnership has paid substantial incentive compensation to certain Advisors during periods when the performance of the Partnership as a whole was breakeven or unprofitable.

Importance of General Market Conditions

Overall market or economic conditions — which neither MLAI (the “General Partner”) nor any Advisor can predict or control — have a material effect on performance. Furthermore, such overall conditions can adversely affect the performance of numerous Advisors at or about the same time, despite their implementing different and independent strategies. Consequently, the multi-Advisor structure of the Partnership does not assure that its performance will not be adversely affected by future market or economic conditions.

Combining Independent Trading Strategies

Combining independent trading strategies involves substantial opportunity costs, as one Advisor’s profits are frequently offset by another Advisor’s losses. Different Advisors often take opposite positions for the Partnership, eliminating the profit potential of the combined positions.

Systematic Strategies

Most of the Partnership’s assets have been allocated since inception to Advisors which rely on technical, systematic strategies. The widespread use of technical trading systems frequently results in numerous managers attempting to execute similar trades at or about the same time, altering trading patterns and affecting market liquidity. Furthermore, the profit potential of trend-following systems may be diminished by the changing character of the markets, which may make historical price data (on which technical programs are based) only marginally relevant to future market patterns.

Discretionary Strategies

Certain of the Partnership’s Advisors are discretionary rather than systematic traders. Discretionary trading managers may be prone to emotionalism and a lack of discipline in their trading. Relying on subjective trading judgment may produce less consistent results than those obtained by more systematic approaches.

Increased Assets Under Management

There appears to be a tendency for the rates of return achieved by managed futures advisors to decline as assets under management increase. None of the Advisors has agreed to limit the amount of additional equity which it may manage, and most of them are at or near their all-time high in assets under management.

No Assurance of Advisors’ Continued Services; Competition for Advisors

There is no assurance that any Advisor will be willing or able to continue to provide advisory services to the Partnership. There is severe competition for the services of qualified Advisors, and the Partnership may not be able to retain satisfactory replacement or additional Advisors on acceptable terms. The General Partner must allocate Advisor availability among its different partnerships for which the general partner has authority, including the Partnership, and, accordingly, may not at all times select for the Partnership those Advisors which the General Partner would otherwise believe to be in its best interests.

Changes in Trading Strategy

An Advisor may make certain changes in its trading strategies without the knowledge of the General Partner.

Illiquid Markets

Certain positions held by the Partnership may become illiquid, preventing an Advisor from acquiring positions otherwise indicated by its strategy or making it impossible for an Advisor to close out positions against which the market is moving.

Trading on Non-U.S. Exchanges

The Advisors trade extensively on non-U.S. exchanges. These exchanges are not regulated by any United States governmental agency. The Partnership could incur substantial losses trading on foreign exchanges to which it would not have been subject had the Advisors limited their trading to U.S. markets.

The profits and losses derived from trading foreign futures and options will generally be denominated in foreign currencies; consequently, the Partnership will be subject to a certain degree of exchange-rate risk in trading such contracts.

The Partnership Could Lose Assets and Have Its Trading Disrupted Due to the Bankruptcy of Brokers

The Partnership is subject to the risk of its clearing broker, exchange or clearinghouse insolvency. Partnership assets could be lost or impounded during lengthy bankruptcy proceedings. Were a substantial portion of the Partnership’s capital tied up in a bankruptcy, the General Partner might suspend or limit trading, perhaps causing the Partnership to miss significant profit opportunities. No Partnership managed by the General Partner has ever lost any assets due to the bankruptcy or default of a broker, exchange or clearinghouse, but there can be no assurance that this will not happen in the future.

Item 2:   Properties

The Partnership does not use any physical properties in the conduct of its business.

The Partnership’s offices are the offices of MLAI (Merrill Lynch Alternative Investments LLC, Princeton Corporate Campus, 800 Scudders Mill Road - Section 2G, Plainsboro, New Jersey 08536). MLAI performs administrative services for the Partnership from MLAI’s offices.

Item 3:   Legal Proceedings

Neither the Partnership MLIM LLC nor MLAI has ever been the subject of material litigation. Merrill Lynch is the 100% indirect owner of MLAI, MLIM, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLAI or the Partnership.

Item 4:   Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5:   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Securities

Item 5(a)

(a)           Market Information:

There is no established public trading market for the Units, nor is it anticipated that one will develop. Limited Partners may redeem Units as of the end of each month at Net Asset Value, subject to certain early redemption charges. Units redeemed prior to the Principal Assurance Date were not entitled to any benefits under the Merrill Lynch, Inc. guarantee.

(b)           Holders:

As of December 31, 2005, there were 525 holders of Units, including MLAI.

(c)           Dividends:

For Series issued on or prior to May 1, 1997, the Partnership made annual fixed-rate distributions, payable irrespective of profitability, of $3.50 per Unit. Discretionary distributions of up to 50% of any Distributable New Appreciation, as defined, recognized as of each twelve-month anniversary of the issuance of each Series of Units, subject to an annual limit of 4% of the Net Asset Value per Unit of each Series as of the beginning of the preceding twelve-month period could also be made. Distributions, whether fixed-rate or discretionary, do not reduce the $100 minimum Net Asset Value per Unit assured to investors as of the Principal Assurance Date for their Series of Units.

(d)           Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

As of December 31, 2005, 2004 and 2003, the Partnership had made the following distributions:

		Distribution	Fixed-Rate	Discretionary
	Series	Date	Distribution	Distribution

2005
	none

2004
	none

2003
	Series F	1/1/2003	$3.50	$—
	Series G	4/1/2003	3.50	—
	Series H	7/1/2003	3.50	—

The Partnership does not make any distributions on any Series of Unit issued subsequent to May 1, 1997.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities.

Not applicable.

Item 5(b)

Not applicable.

Item 5(c)

Not applicable.

Item 6:   Selected Financial Data

The following selected financial data has been derived from the audited financial statements of the Partnership:

	For the Year	For the Year	For the Year	For the Year	For the Year
	Ended	Ended	Ended	Ended	Ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Income Statement Data	2005	2004	2003	2002	2001

TRADING REVENUES:

Trading profit (loss)
Realized	$(22,414)	$1,783,605	$3,053,369	$1,544,945	$2,827,944
Change in unrealized	50,090	(626,506)	(28,995)	404,007	(1,336,518)
Settlement proceeds	—	—	—	308,142	—
Total trading revenues	27,676	1,157,099	3,024,374	2,257,094	1,491,426

INVESTMENT INCOME:
Interest	353,414	173,439	180,856	364,235	847,680

EXPENSES:

Brokerage commissions	792,797	974,435	1,166,016	1,142,131	1,351,049
Administrative fees	27,338	33,581	40,027	38,071	45,035
Profit Shares	55,410	216,979	437,466	273,852	250,522
Total expenses	875,545	1,224,995	1,643,509	1,454,054	1,646,606
Net Investment Loss	(522,131)	(1,051,556)	(1,462,653)	(1,089,819)	(798,926)
Net Income (Loss)	$(494,455)	$105,543	$1,561,721	$1,167,275	$692,500

	December 31,	December 31,	December 31,		December 31,		December 31,
Balance Sheet Data	2005	2004	2003		2002		2001

Aggregate Net Asset Value (All Series)	$10,232,424	$13,053,547	$15,441,696		$17,440,562		$21,305,280

Net Asset Value per Unit

Series 2005	$0.9621	n/a	n/a		n/a		n/a
Series A 2003	n/a	$1.1087	$1.1015		n/a		n/a
Series A	n/a	n/a	n/a		$122.02	(2)	$112.51	(3)
Series B	n/a	n/a	n/a		$117.26	(2)	$111.80	(3)
Series C	n/a	n/a	n/a		$115.22	(2)	$107.78	(3)
Series D	n/a	n/a	n/a		$112.09	(2)	$106.95	(3)
Series E	n/a	n/a	n/a		$111.09	(2)	$108.39	(3)
Series F	n/a	n/a	n/a		$107.58	(2)	$107.16	(3)
Series 2004	n/a	$1.0056	$110.82	(1)	$106.25	(2)	$105.91	(3)
Series H	n/a	n/a	$102.33	(1)	$101.65	(2)	$104.16	(3)
Series K	n/a	n/a	n/a		$123.67		$117.09
Series L	n/a	n/a	n/a		$120.53		$114.12
Series M	n/a	n/a	n/a		$122.23		$115.73
Series N	n/a	n/a	n/a		$117.85		$111.59
Series O	n/a	n/a	$129.90		$118.17		$111.91
Series P	n/a	n/a	$132.55		$120.55		$114.15
Series Q	n/a	n/a	$122.52		$111.44		$105.53
Series R	n/a	n/a	$123.76		$112.54		$106.57
Series S	n/a	$125.17	$124.76		$113.44		$107.41

(1) Net of aggregate distribution of $28.00 per unit on Series G Units and $28.00 on Series H Units.

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

ML PRINCIPAL PROTECTION L.P.

December 31, 2005

Type of Pool:  Multi-Advisor; Selected Advisor/Publicly-Offered/”Principal Protected”(1)

Inception of Trading:   October 12, 1994

Aggregate Subscriptions: $164,914,392

Current Capitalization:   $10,232,424

Worst Monthly Drawdown:(2)   (4.04)%  (03/03)

Worst Peak-to-Valley Drawdown:(3)   (8.76)%  (03/04-09/04)

Rates of Return are presented on a composite, not a Series-by-Series, basis.

Monthly Rates of Return(4)

Month	2005	2004	2003	2002	2001
January	(3.41)%	0.54%	3.09%	(2.17)%	(0.32)%
February	1.08	3.85	2.93	(1.90)	0.92
March	0.26	(0.15)	(4.04)	1.21	3.76
April	(2.81)	(3.51)	0.62	(0.97)	(2.08)
May	0.06	(1.28)	4.95	1.00	(0.55)
June	1.21	(3.09)	(1.52)	2.85	0.22
July	(1.67)	(0.28)	(1.40)	1.56	0.04
August	1.40	(0.67)	(0.37)	3.41	0.61
September	(0.19)	(0.07)	0.43	1.29	0.84
October	(1.15)	2.38	2.39	(1.83)	3.52
November	1.93	3.06	(0.08)	(0.27)	(4.00)
December	(0.43)	0.13	2.74	2.41	(0.01)

Compound Annual Rate of Return	(3.80)%	0.64%	9.85%	6.59%	2.75%

(1) Pursuant to applicable CFTC regulations, a “Multi-Advisor” Partnership is defined as one that allocates no more than 25% of its Assets to any single manager. The Partnership does not currently allocate more than 25% of its Trading Assets to any single Advisor but may do so in the future; consequently, it is referred to as a”Multi-Advisor; Selected Advisor” Partnership. Certain funds, including funds sponsored by MLAI, are structured so as to guarantee to investors that their investment will be worth no less than a specified amount (typically, the initial purchase price) as of a date certain after the date of investment. The CFTC refers to such funds as “Principal Protected.”  The Merrill Lynch Guarantee and ML- related deleveraging of the Partnership’s trading provides the “Principal Protection” feature of the Partnership. The “Principal Protection” feature no longer applies to Series A through S as of December 31, 2004.

(2) Worst Monthly Drawdown represents the largest negative Monthly Rate of Return experienced by the Partnership since January 1, 2001; a Drawdown is measured on the basis of month-end Net Asset Value only, and does not reflect intra-month figures.

(3) Worst Peak-to-Valley Drawdown represents the greatest percentage decline from a month-end cumulative Monthly Rate of Return since January 1, 2001 without such cumulative Monthly Rate of Return being equaled or exceeded as of a subsequent month-end. For example, if the Monthly Rate of Return was (1)% in each of January and February, 1% in March and (2)% in April, the Peak-to-Valley Drawdown would still be continuing at the end of April in the amount of approximately (3)%, whereas if the Monthly Rate of Return had been approximately 3% in March, the Peak-to-Valley Drawdown would have ended as of the end of February at approximately the (2)% level.

 (4) Monthly Rate of Return is the net performance of the Partnership during the month of determination (including interest income and after all expenses accrued or paid) divided by the total equity of the Partnership as of the beginning of such month.

MONTH-END NET ASSET VALUE PER SERIES A UNIT (SERIES A 2003 FOR JANUARY 1, 2003 THROUGH DECEMBER 31, 2004 AND SERIES 2005 THEREAFTER)

	Jan.		Feb.		Mar.		Apr.		May		June		July		Aug.		Sept.		Oct.		Nov.		Dec.
2001	$112.97	(c)	$113.94	(c)	$117.81	(c)	$115.64	(c)	$115.09	(c)	$115.36	(c)	$115.43	(c)	$116.10	(c)	$117.02	(c)	$118.36	(d)	$112.55	(d)	$112.51	(d)
2002	$109.41	(d)	$106.60	(d)	$108.32	(d)	$106.88	(d)	$108.25	(d)	$112.26	(d)	$114.29	(d)	$119.93	(d)	$121.70	(d)	$119.18	(d)	$118.81	(d)	$122.02	(d)
2003	$1.0331		$1.0654		$1.0196		$1.0262		$1.0790		$1.0620		$1.0472		$1.0434		$1.0480		$1.0729		$1.0721		$1.1015
2004	$1.1075		$1.1504		$1.1486		$1.1082		$1.0940		$1.0602		$1.0573		$1.0502		$1.0495		$1.0744		$1.1072		$1.1087
2005	$0.9659		$0.9763		$0.9788		$0.9514		$0.9519		$0.9634		$0.9474		$0.9607		$0.9589		$0.9479		$0.9662		$0.9621

(c) After reduction for the first, second, third, fourth, fifth and sixth annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2001.

(d) After reduction for the first, second, third, fourth, fifth, sixth and seventh annual distribution and the $3.50 per Series A Unit distribution made on October 1, 2002.

Item 7:   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Advisor Selections

The Partnership’s results of operations depend on MLAI’s ability to select Advisors and the Advisors’ ability to trade profitably. MLAI’s selection procedures and trading leveraging analysis, as well as the Advisors’ trading methods, are confidential, so that substantially the only available information relevant to the Partnership’s results of operations is its actual performance record to date. Because of the speculative nature of its trading, the Partnership’s past performance is not necessarily indicative of its future results.

MLAI has made frequent changes to both trading asset allocations among Advisors and Advisor combinations as well as from time to time adjusting the percentage of the Partnership’s assets committed to trading.

MLAI’s decision to terminate or reallocate assets among Advisors is based on a combination of numerous factors. Advisors are, in general, terminated primarily for unsatisfactory performance, but other factors – for example, a change in MLAI’s or an Advisor’s market outlook, apparent deviation from announced risk control policies, excessive turnover of positions, changes in principals, commitment of resources to other business activities, etc. — may also have a role in the termination or reallocation decision. The market judgment and experience of MLAI’s principals is an important factor in its asset allocation decisions.

MLAI has no timetable or schedule for making Advisor changes or reallocations, and generally makes a medium- to long-term commitment to all Advisors selected. There can be no assurance as to the frequency or number of Advisor changes that may take place in the future, or as to how long any of the current Advisors will continue to manage assets for the Partnership.

General

A number of the Advisors are trend following traders, whose programs do not attempt to predict price movements. No fundamental economic supply or demand analyses are used by these Advisors, and no macroeconomic assessments of the relative strengths of different national economies or economic sectors are evaluated. Instead, the programs apply proprietary computer models to analyzing past market data, and from this data alone attempt to determine whether market prices are trending. These traders base their strategies on the theory that market prices reflect the collective judgment of numerous different traders and are, accordingly, the best and most efficient indication of market movements. However, there are frequent periods during which fundamental factors external to the market dominate prices.

If a trend-following Advisor’s models identify a trend, they signal positions, which follow it. When these models identify the trend as having ended or reversed, these positions are either closed out or reversed. Due to their trend-following character, these Advisors’ programs do not predict either the commencement or the end of a price movement. Rather, their objective is to identify a trend early enough to profit from it and detect its end or reversal in time to close out the Partnership’s positions while retaining most of the profits made from following the trend.

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

2005

Though an overall loss was realized for the year, the Partnership’s overall trading performance was profitable with trading in metals and stock indices contributing the most profits.

Trading in the metals sector posted the most profits for the year. Long positions in base and precious metals contributed to profits early in the year but detracted from performance in the second quarter. Long metal positions in the third quarter, specifically copper, contributed to profits as global growth increased speculation that demand and therefore, prices would increase. Metals continued their upward trend through the latter part of the year as demand remained strong for base and precious metals.

Trading in stock indices posted solid trading profits as well for the year despite losses posted in the first half of the year. Losses occurred early in the year due to a trend reversal from long global equities to short global equities. Trading in stock indices contributed positively to performance in the second half of the year with long positions in global equities contributing the most as global markets rallied. Trading in the Nikkei, DAX and European equities posted strong gains as they rallied at year end.

The interest rate sector posted gains for the year primarily due to profits posted in the first half of the year despite this sector detracting from performance for the Partnership in the second half of the year. In the beginning of the year the interest rate sector was the best performing sector as the Partnership benefited from long U.S. dollar positions versus the Euro and long Euro and Japanese fixed incomes. Long positions in the ten-year German bund also contributed to gains. Mid-year a rally in bond prices attributed to losses as did long positions in Japanese and European government bonds. Trading in German bunds further detracted from performance. Gains were posted in October primarily due to short exposures to U.S. and European yield curves, as bond prices fell over concerns that the central banks would continue to raise rates; however these profits were not enough to outweigh losses posted throughout the latter part of the fourth quarter. Interest rates detracted as the U.S. yield curve inverted, resulting in a challenging environment for trading managers. Additionally, the market perception that the Federal Reserve would end its interest rate increase sooner rather than later sparked a sell off of the U.S. dollar. Furthermore, many global long-term interest rates moved lower, causing negative returns for select short positions, particularly to the German bund and British gilt.

Trading in the energy sector also posted gains for the Partnership despite the sector detracting from performance in the fourth quarter. Gains were experienced in the energy sector as the Partnership benefited from long positions in crude oil and gas as these industries profited. During the second quarter, crude oil and heating oil declined as crude oil fell in price, which negatively impacted trend followers. Trading in the energy sector posted the largest gains in the third quarter. Long energy positions in the entire energy complex, as well as a rally in the energy sector due to Hurricane Katrina attributed to those gains. Natural gas retreated from its record high prices set in September, negatively impacting trading managers. Natural gas continued its decline throughout the fourth quarter detracting from performance.

Trading in the agricultural sector posted slight losses for the Partnership for the year, with the first and latter part of the year contributing to profits and mid-year detracting from performance. During the first quarter, gains were experienced from long positions in cattle and hog markets. Gains were posted due to coffee, which experienced a lack of supply and a growing demand. Gains in exposure to hogs and soybeans were not enough to offset trading losses in other commodities. Long exposure to soymeal further attributed to losses. Short exposure to corn and long exposure to London coffee detracted from performance in the third quarter. Agriculture posted small gains at the end of the year as long sugar positions rallied due to an expectation of reduced supplies.

Trading in the currency sector posted the largest losses for the Partnership for the year, despite small gains posted in the second quarter. Losses in the beginning of the year were due to a trend reversal from short U.S. dollar positions to long U.S. dollar positions. Long Japanese yen and Swiss franc positions also experienced losses. With the U.S. Federal Reserve expressing concern about inflation, investors predicted that interest rates and the U.S. dollar would rise. This caused losses as investors fled from emerging currencies. In the second quarter, long positions in the British pound and the Australian dollar contributed to gains. Short positions to the British pound and Swiss franc enabled the Partnership to capitalize on trend reversals in the market in the latter half of the second quarter. China’s revaluation of the yuan caused volatility across the currency markets. The U.S. dollar weakened based on higher oil prices and the potential Federal Reserve slowdown in September. British pounds detracted from performance in the foreign sector. The U.S. dollar rallied against most major currencies, primarily the yen, which attributed to losses. Higher yielding carry trades reversed causing losses to be posted as well. The year ended with currencies on the upswing. Short Euro and Swiss franc and long Mexican peso positions contributed to performance.

2004

During 2004 all of the Partnership’s assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2004 describes the trading results for MM LLC during the year.

The Partnership’s overall trading performance was successful with trading in the interest rate sector proving to be the most profitable.

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

The currency sector was the least profitable for the Partnership. The currency markets continued its long trend of a weakening U.S. dollar. However, trading was very choppy and gains generated in the beginning of the first quarter were lost. Early U.S. dollar strength reversed towards the end of the first quarter and at the quarter’s close the U.S. dollar fell to a four year low against the Japanese yen. The U.S. dollar rebounded at the beginning of the second quarter only to weaken at the end of the quarter. The currency markets remained range bound versus the U.S. dollar throughout the third quarter. The year ended with the U.S. dollar continuing to decline against various other currencies.

2003

During 2003 all of the Partnership’s assets were invested in MM LLC. The Partnership received trading profits as an investor in MM LLC. The following commentary of 2003 describes the trading results for MM LLC during the year.

The Partnership’s overall trading performance was successful with trading in the currency sector proving to be the most profitable. The Partnership experienced gains in all sectors.

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

The metals sector was also profitable for the year. Gold drove profits in January as it continued its run up. The general perception of risks in the financial markets and the geopolitical situation unfolding was a main driver for the gold market in January. Gold generated losses in March through June as gold’s appeal as a safe investment diminished. At the closing of the third quarter, both the industrial and metal complex sectors benefited from increases in valuation. In November, gold rallied and prices reached a six-year high and was one of the main drivers of performance for the sector. The year ended with strong physical demand from Asia accelerating the up trend in base metals, particularly, nickel and copper, which benefited our long exposure to these markets.

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

Energy was a profitable sector for the year. In February, the best performing month, natural gas prices rose nearly 40% in a single day in connection with expected severely cold weather and supply shortages. This helped the Partnership retain profits as prices declined in crude oil and natural gas in March. The markets in April and May were dominated by the developments in the Middle East, especially OPEC’s reaction to the developments in Iraq. Production was not being resumed as initially estimated even though the destruction of the oilfields was smaller than expected. Natural gas was very volatile during June. During the middle of the third quarter, crude oil and most of the other energy markets were almost unchanged with high volatility throughout this period. The volatility was mainly due to the uncertainty in supply and estimates of demand that were projected to increase. This was partly offset by expectations of the possible resumption of oil production by Iraq. Strong gains were generated trading unleaded gas and crude oil, only to be reversed in September. The year ended with losses posted in the fourth quarter primarily due to milder weather in the U.S., which lead to a downward trend in natural gas. Prices were volatile after the arrest of Saddam Hussein and by a potential increase of OPEC quotas.

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

Variables Affecting Performance

The principal variables, which determine the net performance of the Partnership, are gross profitability and interest income. Gross profitability is, in turn, effected by the percentage of the Partnership’s assets allocated to trading.

During all periods set forth under “Selected Financial Data,” the interest rates in many countries were at unusually low levels. The low interest rates in the United States (although higher than in many other countries) negatively impacted revenues because interest income is typically a major component of the Partnership’s profitability. In addition, low interest rates are frequently associated with reduced fixed income market volatility, and in static markets the Partnership’s profit potential generally tends to be diminished. On the other hand, during periods of higher interest rates, the relative attractiveness of a high risk investment such as the Partnership may be reduced as compared to high yielding and much lower risk fixed-income investments.

The Partnership’s Brokerage Commissions and Administrative Fees are a constant percentage of the Partnership’s assets allocated to trading and total assets, respectively. The only Partnership costs (other than the insignificant currency trading costs) which are not based on a percentage of the Partnership’s assets (allocated to trading or total) are the Profit Shares payable to the Advisors on an Advisor-by-Advisor basis. Gross profitability is in turn effected by the percentages of the Partnership’s assets allocated to trading. During periods when Profit Shares are a high percentage of net trading gains, it is likely that there has been substantial performance non-correlation among the Advisors (so that the total Profit Shares paid to those Advisors which have traded profitably are a high percentage, or perhaps even in excess, of the total profits recognized, as other Advisors have incurred offsetting losses, reducing overall trading gains but not the Profit Shares paid to the successful Advisors) — suggesting the likelihood of generally trendless, non-consensus markets.

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

The Different Series of Units

During 2005 all Series of Units were invested in Global Horizons I L.P. and were subject to the same method of calculating their fees (prior to the close of business on December 31, 2004, all Series of Units were invested in MM LLC). Despite these fundamental similarities among the different Series, because the Series begin trading at different times they are likely, as a result of trading profits and losses, to pay different Profit Shares (although to the same group of Advisors) and have different Net Asset Values.

Liquidity; Capital Resources

The Partnership sells no securities other than the Units. The Partnership borrows, through Global Horizons, only to a limited extent and only on a strictly short-term basis in order to finance losses on non-U.S. dollar denominated trading positions pending the conversion of the Partnership’s U.S. dollar deposits. These borrowings are at a prevailing short-term rate in the relevant currency. They have been immaterial to the Partnership’s operations to date and are expected to continue to be so.

Substantially all of the Partnership’s assets are held in cash, through Global Horizons. The Net Asset Value of the Partnership’s cash is not affected by inflation. However, changes in interest rates could cause periods of strong up or down price trends, during which the Partnership’s profit potential generally increases. Inflation in commodity prices could also generate price movements which the strategies might successfully follow.

Except in very unusual circumstances, the Partnership should be able to close out any or all of its open trading positions and liquidate any or all of its securities holdings quickly and at market prices. This permits an Advisor to limit losses, as well as reduce market exposure on short notice should its strategies indicate doing so. In addition, because there generally is a readily available market value for the Partnership’s positions and assets, the Partnership’s monthly Net Asset Value calculations typically are precise, and investors need only wait ten business days to receive the full redemption proceeds of their Units.

(The Partnership has no off-balance sheet arrangements or contractual obligations of the type described in Items 303(a)(4) and 303(a)(5) of Regulation S-K.)

Item 7A:  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8:   Financial Statements and Supplementary Data

Selected Quarterly Financial Data
ML Principal Protection L.P.

Net Income by Quarter

Eight Quarters through December 31, 2005

	Fourth	Third	Second	First	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
	2005	2005	2005	2005	2004	2004	2004	2004
Total Income	$228,543	$148,164	$30,867	$(26,484)	$1,072,523	$153,800	$(1,003,314)	$1,107,529
Total Expenses	194,280	202,112	226,916	252,237	360,335	287,895	121,114	455,651
Net Income (Loss)	$34,263	$(53,948)	$(196,049)	$(278,721)	$712,188	$(134,095)	$(1,124,428)	$651,878

Net Income (Loss) per Unit	$0.0032	$(0.0047)	$(0.0165)	$(0.0221)	$0.0588	$(0.0107)	$(0.0876)	$0.0470

The financial statements required by this Item are included in Exhibit 13.01.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

Item 9:   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were no changes in or disagreements with independent auditors on accounting and financial disclosure.

Item 9A: Controls and Procedures

Merrill Lynch Alternative Investments LLC, the General Partner of ML Principal Protection L.P., with the participation of the General Partner’s Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures with respect to the Partnership as of the end of the period covered by this annual report, and, based on their evaluation, have concluded that these disclosure controls and procedures are effective. Additionally, there were no significant changes in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B:  Other Information

Not applicable.

PART III

Item 10:  Directors and Executive Officers of the Registrant

10(a) and 10(b) Identification of Managers and Executive Officers:

As a limited partnership, the Partnership itself has no officers or directors and is managed by MLAI. Trading decisions are made by the Advisors on behalf of the Partnership. Trading decisions are made by the advisors on behalf of the Partnership. MLAI promotes the Partnership and its controlling person.

The managers and executive officers of MLAI and their respective business backgrounds are as follows.

Robert M. Alderman	Chief Executive Officer, President and Manager

Steven B. Olgin	Vice President, Chief Operating Officer and Manager

Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer

Jeffrey F. Chandor	Manager

Mr. Alderman was born in 1960. Mr. Robert M. Alderman is Chief Executive Officer, President and Manager of MLAI. Mr. Alderman is a Managing Director of Merrill Lynch Global Private Client and global head of Retail Sales and Business Management for Alternative Investments. Prior to re-joining Merrill Lynch and the International Private Client Group in 1999, he was a partner in the Nashville, Tennessee based firm of J.C. Bradford & Co. where he was the Director of Marketing, and a National Sales Manager for Prudential Investments. Mr. Alderman first joined Merrill Lynch in 1987 where he worked until 1997. During his tenure at Merrill Lynch, Mr. Alderman has held positions in Financial Planning, Asset Management and High Net Worth Services. He received his Master’s of Business Administration from the Carroll School of Management Boston College and a Bachelor of Arts from Clark University.

Steven B. Olgin was born in 1960. Mr. Olgin is Vice President, Chief Operating Officer and a Manager of MLAI. He joined MLAI in July 1994 and became a Vice President in July 1995. From 1986 until July 1994, Mr. Olgin was an associate of the law firm of Sidley & Austin. In 1982, Mr. Olgin graduated from The American University with a Bachelor of Science in Business Administration and a Bachelor of Arts in Economics. In 1986, he received his Juris Doctor from the John Marshall Law School. Mr. Olgin is a member of the Managed Funds Association’s Government Relations Committee and has served as an arbitrator for the National Futures Association. Mr. Olgin is a member of the Illinois Bar.

Michael L. Pungello was born in 1957. Mr. Pungello is a Vice President, Chief Financial Officer and Treasurer of MLAI. He was First Vice President and Senior Director of Finance for Merrill Lynch’s Operations, Services and Technology Group from January 1998 to March 1999. Prior to that, Mr. Pungello spent over 18 years with Deloitte & Touche LLP, and was a partner in their financial services practice from June 1990 to December 1997. He graduated from Fordham University in 1979 with a Bachelor of Science in Accounting and received his Master’s of Business Administration in Finance from New York University in 1987.

Jeffrey F. Chandor was born in 1942. Mr. Chandor is the Global Sales Director of the General Partner. Mr. Chandor became a Manager of the General Partner on April 1, 2003. He was a Senior Vice President, Director of Sales, Marketing and Research and a Director of Merrill Lynch Investment Partners, Inc., a predecessor to the General Partner. He joined Merrill Lynch, Pierce, Fenner & Smith Incorporated in 1971 and has served as the Product Manager of International Institutional Equities, Equity Derivatives and Mortgage-Backed Securities as well as Managing Director of International Sales in the United States, and Managing Director of Sales in Europe. Mr. Chandor holds a Bachelor of Arts degree from Trinity College, Hartford, Connecticut.

As of December 31, 2005, the principals of MLAI had no investment in the Partnership, and MLAI’S general partner interest in the Partnership was valued at $154,642.

MLAI acts as the sponsor, general partner or manager to ten public futures funds whose units of limited partnership or member interests are registered under the Securities Exchange Act of 1934: Global Horizons I L.P., ML Futures Investments L.P., ML JWH Strategic Allocation L.P., ML Select Futures I L.P, John W. Henry & Co./Millburn L.P., ML Appleton FuturesAccess LLC, ML Aspect FuturesAccess LLC, ML Cornerstone FuturesAccess LLC, ML Winton FuturesAccess LLC, and the Partnership. Because MLAI serves as the sponsor, general partner or manager of each of these funds, the officers and managers of MLAI effectively manage them as officers and directors of such funds.

(c)           Identification of Certain Significant Employees:

None.

(d)           Family Relationships:

None.

(e)           Business Experience:

See Item 10(a) and (b) above.

(f)            Involvement in Certain Legal Proceedings:

None.

(g)           Promoters and Control Persons:

Not applicable.

(h)           Audit Committee Financial Expert:

Not applicable. (Neither the Partnership nor MLAI has an audit committee.)

Section 16 (a) Beneficial Ownership Reporting Compliance

Not Applicable.

Code of Ethics:

The Partnership has adopted a code of ethics, as of the end of the period covered by this report, which applies to the Partnership’s (MLAI’s) principal executive officer and principal financial officer or persons performing similar functions on behalf of the Partnership. A copy of the code of ethics is available to any person, without charge, upon request by calling 1-877-465-8435.

Item 11:  Executive Compensation

The managers and officers of MLAI are remunerated by MLAI in their respective positions. The Partnership does not itself have any officers, directors or employees. The Partnership pays Brokerage Commissions to an affiliate of MLAI and Administrative Fees to MLAI. MLAI or its affiliates may also receive certain economic benefits from holding certain of the Partnership’s U.S. dollar Assets in offset accounts, as described in Item 1(c) above. The directors and officers receive no other compensation from the Partnership, and the managers receive no compensation for serving as managers of MLAI. There are no compensation plans or arrangements relating to a change in control of either the Partnership or MLAI.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)           Security Ownership of Certain Beneficial Owners:

Not applicable (The Units are non-voting limited partnership interests. The Partnership is managed by MLAI, its general partner).

(b)           Security Ownership of Management:

As of December 31, 2005, MLAI owned 160,738 Units (Unit-equivalent general partnership interests), which was approximately 1.48% of the total Units outstanding.

(c)           Changes in Control:

None.

(d)           Securities Authorized for Issuance Under Equity Compensation Plans:

Not applicable.

Item 13:  Certain Relationships and Related Transactions

(a)           Transactions between Merrill Lynch and the Partnership

All of the service providers to the Partnership, other than the Advisors, are affiliates of Merrill Lynch. Merrill Lynch negotiated with the Advisors over the level of their advisory fees and Profit Shares. However, none of the fees paid by the Partnership to any Merrill Lynch party were negotiated, and they are higher than would have been obtained in arm’s-length bargaining.

The Partnership indirectly pays Merrill Lynch through MLPF&S and MLAI, substantial Brokerage Commissions and Administrative Fees, respectively, as well as bid-ask spreads on forward currency trades. The Partnership also pays MLPF&S interest on short-term loans extended by MLPF&S to cover losses on foreign currency positions.

Within the Merrill Lynch organization, MLAI is the direct beneficiary of the revenues received by different Merrill Lynch entities from the Partnership. MLAI controls the management of the Partnership and serves as its promoter. Although MLAI has not sold any assets, directly or indirectly, to the Partnership, MLAI makes substantial profits from the Partnership due to the foregoing revenues.

No loans have been, are or will be outstanding between MLAI or any of its principals and the Partnership.

MLAI paid substantial selling commissions and trailing commissions to MLPF&S for distributing the Units. MLAI is ultimately paid back for these expenditures from the revenues it receives from the Partnership.

(b)           Certain Business Relationships:

MLPF&S, an affiliate of MLAI, acts as the principal commodity broker for the Partnership.

In 2005, Global Horizons expensed directly on behalf of the Partnership: (i) Brokerage Commissions of $792,797 to MLPF&S, which included $158,576 in consulting fees earned by the Advisors; and (ii) Administrative Fees of $27,338 to MLIM LLC and MLAI. In addition, MLAI and its affiliates may have derived certain economic benefit from possession of the Partnership’s assets, as well as from foreign exchange and EFP trading.

See Item 1(c), “Narrative Description of Business — Charges” and “— Description of Current Charges” for a discussion of other business dealings between MLAI affiliates and the Partnership.

(c)           Indebtedness of Management:

The Partnership is prohibited from making any loans, to management or otherwise.

(d)           Transactions with Promoters:

Not applicable.

Item 14:  Principal Accountant Fees and Services

(a)           Audit Fees

Aggregate fees billed for professional services rendered by Deloitte & Touche LLP in connection with the audit of the Partnership’s financial statements as of and for the year ended December 31, 2005 were $21,500.

Aggregate fees billed for these services for the year ended December 31, 2004 were $23,550.

(b)           Audit-Related Fees

There were no other audit-related fees billed for the years ended December 31, 2005 or 2004 related to the Partnership.

(c)           Tax Fees

Aggregate fees billed for professional services rendered by Deloitte Tax LLP in connection with the tax compliance, advice and preparation of the Partnership’s, tax returns for the year ended December 31, 2005 were $152,000.

Aggregate fees billed for these services for the year ended December 31, 2004 were $66,000.

(d)           All Other Fees

No fees were billed by Deloitte & Touche LLP, Deloitte Tax LLP or any member firms of Delloitte Touche Tohmatsu, and their respective affiliates during the years ended December 31, 2005 or 2004 for any other professional services in relation to the Partnership.

Neither the Partnership nor MLAI has an audit committee to pre-approve principal accountant fees and services. In lieu of an audit committee, the managers and the principal financial officer pre-approve all billings prior to the commencement of the performance of such services.

PART IV

Item 15:  Exhibits and Financial Statement Schedules

1.             Financial Statements (found in Exhibit 13.01):

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2005 and 2004

For the years ended December 31, 2005, 2004 and 2003:
Statements of Operations
Statements of Changes in Partners’ Capital

Financial Data Highlights for the year ended December 31, 2005

Notes to Financial Statements

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

Exhibit 1.01:

Is incorporated herein by reference from Exhibit 1.01 contained in Amendment No. 1 to the Registration Statement (File No. 33-73914) filed on July 14, 1994, on Form S-1 under the Securities Act of 1933 (the “Registrant’s Registration Statement”).

1.01(a)	Form of Selling Agreement Amendment among the Partnership, MLIM LLC, MLPF&S, the Selling Agent and the Advisors.

Exhibit 1.01(a):	Is incorporated herein by reference from Exhibit 1.01(a) contained in the Registrant’s report on Form 10-K for the year ended December 31, 2005.

3.01(i)	Amended and Restated Limited Partnership Agreement of the Partnership.

Exhibit 3.01(i):	Is incorporated herein by reference from Exhibit 3.01(ii) contained in the Registrant’s Registration Statement (as Exhibit A).

3.05(ii)	Amended and Restated Certificate of Limited Partnership of the Partnership, dated July 27, 1995.

Exhibit 3.05(ii):	Is incorporated herein by reference from Exhibit 3.05(ii) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.01(h)	Form of Advisory Agreement among the Partnership, MLIM LLC, MLPF&S and each Advisor.

Exhibit 10.01(h):	Is incorporated herein by reference from Exhibit 10.01(h) contained in the Registrant’s report on Form 10-Q for the Quarter Ended June 30, 1995.

10.02	Form of Consulting Agreement between MLPF&S and each Advisor.

Exhibit 10.02:	Is incorporated herein by reference from Exhibit 10.02 contained in the Registrant’s Registration Statement.

10.03	Form of Customer Agreement between the Partnership and MLPF&S.

Exhibit 10.03	Is incorporated herein by reference from Exhibit 10.03 contained in the Registrant’s Registration Statement (as Exhibit B).

10.05	Merrill Lynch & Co., Inc. Guarantee.

Exhibit 10.05:	Is incorporated herein by reference from Exhibit 10.05 contained in the Registrant’s Registration Statement (as Exhibit B).

10.06	Form of Subscription Agreement and Power of Attorney.

Exhibit 10.06:	Is incorporated herein by reference from Exhibit 10.06 contained in the Registrant’s Registration Statement (as Exhibit D).

10.07(a)	Foreign Exchange Desk Service Agreement, dated July 1, 1993 among Merrill Lynch International Bank, MLAI, MLPF&S and various MLIM AS LLC funds.

Exhibit 10.07(a):	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s Registration Statement (as Exhibit D).

10.07(b)	Amendment to Foreign Exchange Desk Service Agreement, dated July 14, 1994, among Merrill Lynch Investment Bank, MLAI, MLPF&S and the Partnership.

Exhibit 10.07(b):	Is incorporated herein by reference from Exhibit 10.07 contained in the Registrant’s Registration Statement.

10.08	Investment Advisory Contract between MLPF&S, the Partnership, the Trading Partnership and MLIM LLC.

Exhibit 10.08:	Is incorporated herein by reference from Exhibit 10.08 contained in the Registrant’s Registration Statement.

10.09(a)	Form of Advisory and Consulting Agreement Amendment among MLIM LLC, each Advisor, the Partnership and MLPF&S.

Exhibit 10.09(a):	Is incorporated herein by reference from Exhibit 10.09(a) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

10.09(b)	Form of Amendment to the Customer Agreement among the Partnership and MLPF&S.

Exhibit 10.09(b):	Is incorporated herein by reference from Exhibit 10.09(b) contained in the Registrant’s report on Form 10-K for the year ended December 31, 1996.

13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm.

Exhibit 13.01:	Is filed herewith.

13.01 (a)	2005 Annual Report of the Independent Registered Public Accounting Firm the following Trading Limited Liability Company sponsored by MLAI.

Global Horizons I L.P.

Exhibit 13.01(a):	Is filed herewith.

28.01	Prospectus of the Partnership dated January 25, 1996.

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

ML PRINCIPAL PROTECTION L.P.

By: MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed on March 31, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title	Date

/s/Robert M. Alderman	Chief Executive Officer, President and Manager	March 31, 2006
Robert M. Alderman	(Principal Executive Officer)

/s/Steven B. Olgin	Vice President, Chief Operating Officer and Manager	March 31, 2006
Steven B. Olgin

/s/Michael L. Pungello	Vice President, Chief Financial Officer and Treasurer	March 31, 2006
Michael L. Pungello	(Principal Financial and Accounting Officer)

/s/Jeffrey F. Chandor	Manager	March 31, 2006
Jeffrey F. Chandor

(Being the principal executive officer, the principal financial and accounting officer and a majority of the managers of Merrill Lynch Investment Managers LLC)

MERRILL LYNCH ALTERNATIVE INVESTMENTS LLC
General Partner of Registrant		March 31, 2006

By:	/s/Robert M. Alderman
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

ML PRINCIPAL PROTECTION L.P.

 ANNUAL REPORT FOR 2005 ON FORM 10-K

INDEX TO EXHIBITS

Exhibit

Exhibit 13.01	2005 Annual Report and Report of Independent Registered Public Accounting Firm

Exhibit 13.01(a)	2005 Annual Report and Report of Independent Registered Public Accounting Firm Trading Limited Liability Company sponsored by MLAI:
Global Horizons I L.P.