Form 10-Q
period 2006-03-31
ML PRINCIPAL PROTECTION LP
filed 2006-05-15
CIK 917259

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25000

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

(Zip Code)

609-282-6996

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer as defined by Rule 405 of the Securities Act

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes ☐  No ☒

Indicate by check mark if the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-Q or any amendment to this Form 10-Q. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                     Accelerated filer ☐           Non-accelerated filer ☒

Indicate by check mark whether registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

ML PRINCIPAL PROTECTION L.P.

QUARTERLY REPORT FOR MARCH 31, 2006 ON FORM 10-Q

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

ML PRINCIPAL PROTECTION L.P.

(a Delaware Limited Partnership)

STATEMENTS OF FINANCIAL CONDITION

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS:

Investment in Global Horizons	$10,232,889	$10,232,424
Receivable from Global Horizons	110,827	192,138

TOTAL ASSETS	$10,343,716	$10,424,562

LIABILITY AND PARTNERS’ CAPITAL
LIABILITY:
Redemptions payable	$110,827	$192,138

PARTNERS’ CAPITAL:
General Partner (107,422 and 160,738 Units)	106,643	154,642
Limited Partners (10,200,260 and 10,475,025 Units)	10,126,246	10,077,782

Total partners’ capital	10,232,889	10,232,424

TOTAL LIABILITY AND PARTNERS’ CAPITAL	$10,343,716	$10,424,562

NET ASSET VALUE PER UNIT

(Based on 10,307,682 and 10,635,763 Units outstanding)	$0.9927	$0.9621

See notes to financial statements.

ML PRINCIPAL PROTECTION L.P.

(a Delaware Limited Partnership)

STATEMENTS OF OPERATIONS

(unaudited)

	For the three	For the three
	months ended	months ended
	March 31,	March 31,
	2006	2005
TRADING PROFITS (LOSSES):

Realized and other	$343,093	$(77,128)
Change in unrealized	72,327	(21,680)

Total trading profits (losses)	415,420	(98,808)

INVESTMENT INCOME:
Interest	109,623	72,324

EXPENSES:
Profit Shares	15,774	33,958
Brokerage commissions	179,948	211,003
Administrative fees	6,205	7,276

Total expenses	201,927	252,237

NET INVESTMENT LOSS	(92,304)	(179,913)

NET INCOME (LOSS)	$323,116	$(278,721)

NET INCOME (LOSS) PER UNIT:
Weighted average number of General Partner and Limited Partner Units outstanding	10,421,661	12,629,531

Net income (loss) per weighted average General Partner and Limited Partner Unit	$0.0310	$(0.0221)

Substantially all items of income and expense are derived from the investment in Global Horizons for the three months ended March 31, 2006 and 2005.

See notes to financial statements.

ML PRINCIPAL PROTECTION L.P.

(a Delaware Limited Partnership)

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

For the three months ended March 31, 2006 and 2005

(unaudited)

		General	Limited
	Units	Partner	Partners	Total

PARTNERS’ CAPITAL, DECEMBER 31, 2004	11,905,083	$160,719	$12,892,828	$13,053,547

Conversion of Units	1,149,203	19	714	733

Net loss	—	(3,404)	(275,317)	(278,721)

Redemptions	(709,861)	—	(692,547)	(692,547)

PARTNERS’ CAPITAL, MARCH 31, 2005	12,344,425	$157,334	$11,925,678	$12,083,012

PARTNERS’ CAPITAL, DECEMBER 31, 2005	10,635,763	$154,642	$10,077,782	$10,232,424

Net income	—	4,405	318,711	323,116

Redemptions	(328,081)	(52,404)	(270,247)	(322,651)

PARTNERS’ CAPITAL, MARCH 31, 2006	10,307,682	$106,643	$10,126,246	$10,232,889

See notes to financial statements.

ML PRINCIPAL PROTECTION L.P.

(a Delaware Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

(unaudited)

1.               SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In the opinion of management, the financial statements contain all adjustments  necessary to present fairly the financial position of ML Principal Protection L.P. (the “Partnership”) as of March 31, 2006, and the results of its operations for the three months ended March 31, 2006 and 2005. The operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in quarterly financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.               INVESTMENTS

As of March 31, 2006 and December 31, 2005, the Partnership had an investment in Global Horizons I L.P. (“Global Horizons”) of $10,232,889 and $10,232,424, respectively. As of March 31, 2006 and December 31, 2005, the Partnership’s percentage ownership share of Global Horizons was 3.95% and 3.81%, respectively.

Condensed statement of financial condition and statements of operations for Global Horizons are set forth as follows:

	March 31,	December 31,
	2006	2005
	(unaudited)

Assets	$272,278,079	$280,475,255

Liabilities	$13,035,567	$11,889,388
Partners’ Capital	259,242,512	268,585,867

Total	$272,278,079	$280,475,255

	For the three months ended March 31, 2006	For the three months ended March 31, 2005
	(unaudited)	(unaudited)
Trading profits and interest income	$13,554,927	$163,766

Expenses	5,407,206	4,834,520

Net income (loss)	$8,147,721	$(4,670,754)

3.               FAIR VALUE AND OFF-BALANCE SHEET RISK

The Partnership invests indirectly in derivative instruments as a result of its investment in Global Horizons, but does not itself hold any derivative instrument positions. The nature of this Partnership has certain risks which cannot be presented on the financial statements. The following summarizes some of those risks resulting from its investment in Global Horizons.

Market Risk

Derivative instruments involve varying degrees of off-balance sheet market risk. Changes in the level or volatility of interest rates, foreign currency exchange rates or the market values of the financial instruments or commodities underlying such derivative instruments frequently result in changes in the Partnership’s allocation of net unrealized profit on such derivative instruments as reflected in the Statements of Financial Condition of Global Horizons. The Partnership’s exposure to market risk is influenced by a number of factors, including the relationships among the derivative instruments held by Global Horizons as well as the volatility and liquidity of the markets in which such derivative instruments are traded.

The General Partner, Merrill Lynch Alternative Investments LLC (“MLAI”), has procedures in place intended to control market risk exposure, although there can be no assurance that they will, in fact, succeed in doing so. These procedures focus primarily on monitoring the trading of the trading advisors (“Advisors”) selected from time to time by MLAI, as the General Partner of Global Horizons, calculating the Net Asset Value of their respective Partnership’s accounts and Global Horizons’ accounts as of the close of business on each day and reviewing outstanding positions for over-concentrations both on an Advisor-by-Advisor and on an overall Partnership basis. While MLAI does not itself intervene in the markets to hedge or diversify the Partnership’s market exposure, MLAI may urge Advisors to reallocate positions, or itself reallocate Partnership assets through Global Horizons among Advisors (although typically only as of the end of a month) in an attempt to avoid over-concentrations. However, such interventions are unusual. Except in cases in which it appears that an Advisor has begun to deviate from past practice or trading policies or to be trading erratically, MLAI’s basic risk control procedures consist simply of the ongoing process of advisor monitoring and selection with the market risk controls being applied by the Advisors themselves.

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

The Partnership, through Global Horizons, has credit risk with respect to non-performance of its counterparties and brokers, but attempts to mitigate this risk by dealing almost exclusively with Merrill Lynch & Co., Inc. (“Merrill Lynch”) entities as clearing brokers.

The Partnership, through Global Horizons, in its normal course of business, enters into various contracts, with Merrill Lynch Pierce Fenner & Smith (“MLPF&S”) acting as its commodity broker. Pursuant to the brokerage agreement with MLPF&S (which includes a netting arrangement), to the extent that such trading results in receivables from and payables to MLPF&S, these receivables and payables are offset and reported as a net receivable or payable in the financial statements of Global Horizons in the Equity in commodity futures trading accounts in the Statements of Financial Condition.

Item 2:             Management’s Discussion and Analysis of Financial Condition and Results of Operations

MONTH-END NET ASSET VALUE PER UNIT

	Jan.	Feb.	Mar.
2005	$0.9659	$0.9763	$0.9788
2006	$0.9829	$0.9752	$0.9927

Performance Summary

January 1, 2006 to March 31, 2006

All of the Partnership’s trading assets are invested in Global Horizons. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following commentary describes the trading results of Global Horizons.

The Partnership posted a gain for the first quarter. Gains in interest rates, metals and stock indices sectors outweighed losses experienced in the agricultural, energy and currencies sectors.

The largest gains were posted in the interest rate sector. Short positions in Eurodollars, the front end of the U.S. curve, and in German Bunds, Japanese government bonds and U.S. Treasuries all drove performance. The short positions to the U.S. profited due to higher interest rates as a result of increased inflationary pressure. U.S Treasuries contributed as markets declined on stronger than expected consumer confidence and rising inflationary fears.

The metals sector posted a gain for the Partnership despite losses realized mid-quarter. Metals rallied due to base and precious metal holdings. Long gold positions profited as investors continued to use gold as a hedge against a weakening U.S. dollar. Aluminum and zinc both rallied early in the quarter due to global growth and supply issue. Precious and base metals contributed to performance through long positions to gold, silver and copper as demand increased.

Trading in stock indices also posted gains throughout the quarter. Strong domestic and international markets contributed to performance. The increased volatility in the European markets provided increased opportunities for short-term trend followers. The Partnership continued to maintain a long bias to global equities. Japan and European exposures led performance as markets rallied, while U.S. exposures slightly detracted from performance.

Trading in agricultural commodities contributed to losses during the quarter despite small gains in the latter part of the quarter. Short positions in coffee and long positions in corn detracted from performance mid-quarter. Some losses were mitigated through long positions in sugar as demand grew for ethanol, a sugar by product. Detracting from performance were long exposures to the soybean complex. Contributing slightly in March were gains resulting from short positions in coffee and the meat complex as prices continued to decrease.

Trading in the energy sector posted losses throughout the quarter. Crude oil rallied due to geopolitical issues but was not enough to offset losses from the decline in refined products, such as unleaded and heating oil. Crude oil suffered mid-quarter as prices declined amid increased supply.

Geopolitical issues led to increased volatility within the sector. This caused gasoline prices to surge as supply decreased reversing the downward price trend experienced earlier in the quarter.

The currencies sector was the sector with the weakest performance for the Partnership, despite small gains early in the quarter. Foreign exchange contributed positively to the Partnership as the U.S. dollar weakened throughout the month due to the continuation of December’s carry trade reversal and the continued expectation for the slowdown of the U.S. Federal Reserve. Contributing to performance was long Canadian dollar and British pound positions, while detracting from performance was positions in the Euro and Swiss franc. Long positions in the Mexican peso and short Euro positions contributed to performance as well. Foreign exchange detracted due to strong reversals in March. Long exposures to the Mexican peso, Japanese yen, Canadian dollar and the British pound during the choppy market conditions all contributed to losses.

January 1, 2005 to March 31, 2005

All of the Partnership’s trading assets are invested in Global Horizons. The Partnership recognizes trading profits or losses as an investor in Global Horizons. The following commentary describes the trading results of Global Horizons.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Neither the Partnership, Merrill Lynch Investment Managers (“MLIM LLC”) nor MLAI have ever been the subject of any material litigation. Merrill Lynch is the 100% indirect owner of MLAI, MLIM LLC, MLPF&S and all other Merrill Lynch entities involved in the operation of the Partnership. Merrill Lynch as well as certain of its subsidiaries and affiliates have been named as defendants in civil actions, arbitration proceedings and claims arising out of their respective business activities. Although the ultimate outcome of these actions cannot be predicted at this time and the results of legal proceedings cannot be predicted with certainty, it is the opinion of management that the result of these matters will not be materially adverse to the business operations or financial condition of MLIM LLC, MLAI or the Partnership.

Item 2. Changes in Securities and Use of Proceeds

(a)          None

(b)         None

(c)          None

(d)         None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 5(a)Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities:

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

The following exhibits are incorporated by reference or are filed herewith to this Quarterly Report on Form 10-Q:

31.01 and

31.02                     Rule 13a-14(a)/15d-14(a) Certifications

Exhibit 31.01

and 31.02: Are filed herewith.

32.01 and

32.02                     Section 1350 Certifications

Exhibit 32.01

and 32.02: Are filed herewith.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed during the first three months of fiscal 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ML PRINCIPAL PROTECTION L.P.

By: MERRILL LYNCH ALTERNATIVE
INVESTMENTS LLC
(General Partner)

Date: May 15, 2006	By	/s/ ROBERT M. ALDERMAN
Robert M. Alderman
Chief Executive Officer, President and Manager
(Principal Executive Officer)

Date: May 15, 2006

By /s/ MICHAEL L. PUNGELLO
Michael L. Pungello
Vice President, Chief Financial Officer
and Treasurer
(Principal Financial and Accounting Officer)